Form 10-Q
period 2019-09-30
YayYo, Inc.
filed 2019-12-23
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _______

Commission File Number:

YAYYO, INC.

(exact name of registrant as specified in its charter)

Delaware	95-3261426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 N. Camden Drive, Suite 600 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

(310) 926-2643

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.000001 Par Value Per Share	YAYO	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

29,427,803 shares of common stock, $0.000001 par value, as of December 20, 2019

ii

PART I – FINANCIAL INFORMATION

Item 1.

YAYYO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current Assets:
Cash	$81,340	$277,444
Accounts receivable	78,643	-
Prepaid expenses	107,506	108,900
Total current assets	267,489	386,344

Equipment, net	4,881	5,092
Leased assets, net	4,125,845	5,115,117
Deferred offering costs	93,000	66,500

TOTAL ASSETS	$4,491,215	$5,573,053

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$325,928	$719,386
Accrued expenses	770,084	494,066
Notes payables, current (net of discount of $42,351 and $72,211)	3,631,478	2,617,970
Finance lease obligations, current	1,358,002	1,562,651
Total current liabilities	6,085,492	5,394,073

Finance lease obligations, net of current portion	1,147,409	2,227,496

TOTAL LIABILITIES	7,232,901	7,621,569

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 26,802,803 and 26,718,676 shares issued and outstanding	27	27
Additional paid-in capital	19,867,551	19,193,151
Accumulated deficit	(22,609,264)	(21,241,694)
Total stockholders’ deficit	(2,741,686)	(2,048,516)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,491,215	$5,573,053

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$1,718,439	$881,061	$5,193,957	$1,918,476

Cost of revenue	1,067,373	632,681	3,111,614	1,360,305

Gross profit	651,066	248,380	2,082,343	558,171

Operating expenses:
Selling and marketing expenses	80,039	34,500	182,645	125,995
Product development	-	-	-	9,699
General and administrative expenses	761,151	1,687,231	2,221,962	5,660,146
Impairment of leased assets	-	732,000	-	732,000
Loss on the settlement of debt	-	-	252,900	-
Total operating expenses	841,190	2,453,731	2,657,507	6,527,840

Loss from operations	(190,124)	(2,205,351)	(575,164)	(5,969,669)

Other income (expense):
Interest and financing costs	(180,531)	(4,109,767)	(792,406)	(4,490,639)
Total other income (expense)	(180,531)	(4,109,767)	(792,406)	(4,490,639)

Net loss	$(370,655)	$(6,315,118)	$(1,367,570)	$(10,460,308)

Weighted average shares outstanding :
Basic	26,802,803	26,501,331	26,774,636	26,226,596
Diluted	26,802,803	26,501,331	26,774,636	26,226,596

Loss per share
Basic	$(0.01)	$(0.24)	$(0.05)	$(0.40)
Diluted	$(0.01)	$(0.24)	$(0.05)	$(0.40)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2019 and 2018 (unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	26,718,676	$27	$19,193,151	$(21,241,694)	$(2,048,516)

Correction to outstanding shares	(173)				-
Issuance of common stock for settlement of debt	84,300		674,400		674,400
Net loss				(1,367,570)	(1,367,570)

Balance, September 30, 2019 (unaudited)	26,802,803	$27	$19,867,551	$(22,609,264)	$(2,741,686)

Balance, December 31, 2017	25,770,551	26	7,879,189	(8,052,572)	(173,357)

Issuance of common stock for cash	46,330		307,924		307,924
Value of common stock issued with notes payable	155,850		407,791		407,791
Value of warrants issued with notes payable			3,726,506		3,726,506
Value of common stock issued with capital lease obligation	91,500		732,000		732,000
Issuance of common stock for services	432,500	1	3,459,999		3,460,000
Issuance of common stock for accounts payable	14,945		119,274		119,274
Stock option expense			678,351		678,351
Net loss				(10,460,308)	(10,460,308)

Balance, September 30, 2018 (unaudited)	26,511,676	$27	$17,311,034	$(18,512,880)	$(1,201,819)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018 (unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,367,570)	$(10,460,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	730,610	313,051
Stock option expense	-	678,351
Common stock issued for services	-	3,460,000
Amortization of debt discounts	29,860	4,366,180
Gain on disposal of assets	-	(17,360)
Impairment of leased assets	-	732,000
Loss on the settlement of debt	252,900	-
Changes in operating assets and liabilities:
Accounts receivable	(78,643)	(17,051)
Prepaid expenses	1,394	(1,972)
Accounts payable	(419,958)	76,916
Accrued expenses	697,518	171,432
Net cash used in operating activities	(153,889)	(698,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,840)
Net cash used in investing activities	-	(2,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	307,924
Proceeds from notes payable	1,951,300	7,346,378
Repayment of note payable	(967,652)	(6,024,041)
Payment for debt issuance costs	-	(178,228)
Repayment of finance lease obligations	(1,025,863)	(599,670)
Net cash provided by (used in) financing activities	(42,215)	852,363
NET INCREASE (DECREASE) IN CASH	(196,104)	150,762
CASH, BEGINNING OF PERIOD	277,444	308,738
CASH, END OF PERIOD	$81,340	$459,500
CASH PAID FOR:
Interest	$715,250	$75,455
Income taxes	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$421,500	$119,274
Value of equity recorded as debt discounts	$-	$4,134,297
Finance lease obligations	$510,136	$1,228,067

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2019 and 2018 (unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

YayYo, Inc. (“YayYo” or the “Company”) was incorporated on June 21, 2016 under the laws of the state of Delaware originally as a limited liability company and subsequently changed to a C corporation. The accompanying financial statements are retroactively restated to present the Company as a C corporation from June 21, 2016. The Company rents cars to Uber and Lyft drivers.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Interim financial statements

The unaudited interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading.

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Distinct Cars, LLC, RideShare Car Rentals, LLC, RideYayYo, LLC and Savy, LLC. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Equipment

Equipment is stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Computer equipment	5 years
Vehicles	5 years

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2019 and 2018 (unaudited)

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2019, the Company determined that no impairment charge was necessary.

Revenue Recognition

The Company recognizes revenue from renting its fleet of cars to Uber and Lyft drivers. Revenue is recognized based on the rental agreements which are generally on a weekly basis. The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,500,000 warrants and 300,000 options outstanding as of September 30, 2019.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 1,800,000 potentially dilutive securities outstanding at September 30, 2019.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the nine months ended September 30, 2019 and 2018 were $182,645 and $125,995, respectively.

Research and Development Costs

The Company expenses its research and development costs as incurred. Research and developments costs for the nine months ended September 30, 2019 and 2018 were $0 and $9,699, respectively.

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2019 and 2018 (unaudited)

Deferred Offering Costs

Deferred offering costs are amounts incurred that are directly related to the offering of the Company’s common stock. These costs will be offset against the proceeds from the Company’s equity offering.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

At September 30, 2019 and December 31, 2018, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have an impact on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASU did not have an impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2019 and 2018 (unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU for its year ended December 31, 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on January 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Equipment

At September 30, 2019 and December 31, 2018 equipment consisted of the following:

	September 30,	December 31,
	2019	2018

Computer equipment	$6,046	$6,046
	6,046	6,046
Less accumulated depreciation	(1,165)	(954)
Equipment, net	$4,881	$5,092

Depreciation expense for equipment for the nine months ended September 30, 2019 and 2018 was $211 and $477, respectively.

Note 4 – Leased Assets

At September 30, 2019 and December 31, 2018 all of the Company’s leased assets were finance leased right-of-use assets and consisted of the following:

	September 30,	December 31,
	2019	2018

Vehicles	$5,409,877	$5,661,749
	5,409,877	5,661,749
Less accumulated depreciation	(1,284,032)	(546,632)
Leased assets, net	$4,125,845	$5,115,117

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2019 and 2018 (unaudited)

The Company’s leased assets, consisting of vehicles, are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the nine months ended September 30, 2019 and 2018 was $730,399 and $312,574, respectively. The lease terms are generally for 30 to 36 months and the Company has the right to purchase the leased assets for $1 each at the end of the lease terms.

Note 5 – Notes Payable

Notes payable at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Note payable to investor; accrue interest at 5% per annum; due December 31, 2019; unsecured	$880,000	$790,000
Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured (A)	319,667	319,667
Note payable to investor; accrue interest at 6% per annum; due November 30, 2018; unsecured (B)	222,222	222,222
Note payable to investor; original issue discount of $117,828; due he earlier of November 30, 2019 or closing of a public offering; secured by assets of the Company (C)	1,296,018	1,296,018
Note payable to merchant bank; accrues interest at 15% per annum; daily payments of $813	-	37,308
Line of credit; $65,000 limit; accrues interest at 15% per annum; weekly payments of $3,038	-	24,966
Note payable to merchant bank; accrues interest at 79% per annum; 26 weekly payments of $1,401	31,177	-
Note payable to merchant bank; accrues interest at 128% per annum; 130 daily payments of $1,558	3,181	-
Note payable to merchant bank; accrues interest at 138% per annum; 125 daily payments of $1,644	62,388	-
Note payable to merchant bank; accrues interest at 155% per annum; 120 daily payments of $1,738	135,962	-
Note payable to merchant bank; accrues interest at 159% per annum; 115 daily payments of $2,978	223,214	-
Note payable to investor; accrue interest at 5% per annum; due December 31, 2019; unsecured	500,000	-
Total notes payable	3,673,829	2,690,181
Unamortized debt discount	(42,351)	(72,211)
Notes payable, net discount	3,631,478	2,617,970
Less current portion	(3,631,478)	(2,617,970)
Long-term portion	$-	$-

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2019 and 2018 (unaudited)

(A) In connection with the issuance of these notes payable in 2018 and 2017, the Company also issued an aggregate of 24,050 shares of its common stock to these note holders as additional incentive to make the loans. The aggregate relative fair value of these shares of common stock was $119,875 and was recorded as a discount on the note payable and as additional paid in capital. The discount of $119,875 is being amortized over the term of the notes payable. During the nine months ended September 30, 2019 and 2018, $29,860 and $27,886, respectively, was charged to interest expense as amortization of the discounts, with an unamortized balance of $42,351 at September 30, 2019.

(B) This note payable was issued with an original issuance discount of $22,222 which is being amortized over the term of the notes payable. During the nine months ended September 30, 2019 and 2018, $0 and $21,506, respectively, was charged to interest expense as amortization of the discount, with an unamortized balance of $0 at September 30, 2019.

(C) On March 8, 2018, the Company issued a note payable for $6,000,000. The note accrues interest at LIBOR plus 100 basis points and is due five years from the date of issuance. The note payable is secured by the restricted cash balance. In addition, the Company issued to the note holder 150,000 shares of the Company’s common stock and 1,500,000 warrants to purchase shares of the Company’s common stock for $4.00 per shares. The warrants expire five years from the date of issuance. The Company also paid $178,228 of issuance costs associated with this note. The relative fair value of the 150,000 shares of common stock was $378,916 and the relative fair value of the 1,500,000 warrants was $3,726,506 and both were recorded as a discount on the note payable and as additional paid in capital. In addition, the issuance costs of $178,228 have also been recorded as a debt discount. The debt discount of $4,283,650 is being amortized over the term of the note payable. On September 12, 2018, the Company entered into a new note payable agreement with this investor whereby, the Company repaid $4,821,810 of the original $6,000,000 note payable and with the balance of $1,178,190 plus an original issue discount of $117,828 being rolled into the September 12, 2018 note payable for $1,296,018. The original issue discount of $117,828 is being amortized to interest expense over the term of the new note payable. As a result of the $6,000,000 note payable being repaid in September 2018, the Company amortized to interest expense the remaining debt discount associated with the note payable of $4,018,560. During the nine months ended September 30, 2019 and 2018, $0 and $4,316,808, respectively, was charged to interest expense as amortization of the debt discounts associated with the notes payable to this investor, with an unamortized balance of $0 at September 30, 2019.

A rollforward of notes payable from December 31, 2018 to September 30, 2019 is below:

Notes payable, December 31, 2018	$2,617,970
Issued for cash	1,951,300
Repayments	(967,652)
Amortization of debt discounts	29,860
Notes payable, September 30, 2019	$3,631,478

Note 6 – Lease Obligations

Lease obligations at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018

Lease obligations	$2,505,411	$3,790,147
Less current portion	(1,358,002)	(1,562,651)
Long-term portion	$1,147,409	$2,227,496

A rollforward of lease obligations from December 31, 2018 to September 30, 2019 is below:

Lease obligations, December 31, 2018	$3,790,147
New lease obligations	510,136
Disposal of leased vehicles	(769,009)
Payments on lease obligations	(1,025,863)
Lease obligations, September 30, 2019	$2,505,411

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2019 and 2018 (unaudited)

The weighted-average remaining lease term at September 30, 2019 is 1.46 years and the weighted average discount rate is 5%.

The finance lease costs for the nine months ended September 30, 2019 and 2018 consisted of depreciation expense of $730,399 and $312,574, respectively and interest expense of $157,192 and $70,306, respectively.

Note 7 – Stockholders’ Equity

The Company authorized 100,000,000 shares of capital stock with consists of 90,000,000 shares of common stock, $0.000001 par value per share and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Common Stock

During the nine months ended September 30, 2019, the Company issued 84,300 shares of common stock to vendors in satisfaction of $421,500 of accounts payable and accrued expenses. The 84,300 shares were valued at $674,000; therefore the Company took a charge to earnings of $252,900 related to the settlement of debt during the nine months ended September 30, 2019.

Stock Options

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	300,000	$8.00	2.00	$-
Granted	-	$
Forfeited	-
Exercised	-
Outstanding, September 30, 2019	300,000	$8.00	1.25	$-
Exercisable, September 30, 2019	300,000	$8.00	1.25	$-

The exercise price for options outstanding and exercisable at September 30, 2019:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
300,000	$8.00	$300,000	8.00
300,000		300,000

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2019 and 2018 (unaudited)

The following is a summary of warrant activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	1,500,000	$4.00	4.44	$6,000,000
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2019	1,500,000	$4.00	3.69	$-
Exercisable, September 30, 2019	1,500,000	$4.00	3.69	$-

The exercise price for warrants outstanding at September 30, 2019:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
1,500,000	$4.00
1,500,000

Note 8 – Related Party Transactions

During the nine months ended September 30, 2018, the Company paid management fees of $180,000, to a company that is owned by the Company’s former Chief Executive Officer and director. Beginning on February 1, 2019, the Company entered into a consulting agreement with this individual and paid $167,000 under the consulting agreement. The consulting agreement was terminated effective September 1, 2019.

During the nine months ended September 30, 2019 and 2018, the Company expensed $138,747 and $54,880, respectively, in advertising expense from a company whose CEO is also a director of the Company. At September 30, 2019 and December 31, 2018, $160,334 and $334,471, respectively, was owed to this company and is included in accounts payable in the accompanying consolidated balance sheets.

At September 30, 2019 and December 31, 2018, the Company had a note payable to a stockholder for $880,000 and $790,000, respectively.

Note 9 – Subsequent Events

On November 15, 2019, the Company closed its initial public offering of 2,625,000 common shares at $4.00 per share. Total gross proceeds from the offering were $10,500,000, before deducting underwriting discounts and commissions and other offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements made herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and therefore, there can be no assurance the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Overview

The Company was formed on June 21, 2016 under the name “YayYo, LLC,” which was converted into a Delaware corporation pursuant to the unanimous written consent of our former manager and members in a transaction intended to be tax-free under the Internal Revenue Code (the “Conversion”). All of YayYo, LLC’s liabilities and assets, including its intellectual property, were automatically transferred to the Company and the Company has assumed ownership of such assets and liabilities. The Company now operates as a “C” corporation formed under the laws of the State of Delaware.

The Company is a holding company operating through its wholly-owned subsidiaries, including Distinct Cars, LLC, a Delaware limited liability company (“Distinct Cars”), Savy LLC, a Delaware limited liability company (“Savy”), Rideyayyo LLC, a Delaware limited liability company (“Rideyayyo”) and Rideshare Car Rentals LLC, a Delaware limited liability company (“Rideshare”). The Company operations are organized and consolidated into one reporting segment which encompasses the financial results of the Company’s two business segments- (i) the Fleet Management business and (ii) the Rideshare Platform.

On August 12, 2017, we announced that we were shifting our primary corporate focus in the transportation/ridesharing industry away from the development of the Metasearch App. As of the date of this Prospectus, the Company’s operating business segments include (i) an online rideshare vehicle booking platform to service the ridesharing economy through the Company’s wholly-owned subsidiary Rideshare (the “Rideshare Platform”), and (ii) the maintenance of a fleet of standard passenger vehicles to be made commercially available for rent through the Company’s wholly-owned subsidiary Distinct Cars (“Fleet Management”). Through the Company’s wholly-owned subsidiaries Rideshare and Distinct Cars, the Company seeks to become the leading provider of a standard rental vehicles to drivers in the ridesharing economy.

Initial Public Offering

On November 15, 2019, we closed our initial public offering of common stock registered on an S-1 Registration Statement under the Securities Act, which was declared effective on November 13, 2019. We sold a total of 2,625,000 common shares at a price of $4.00 per share. Total gross proceeds from the offering were $10,500,000, before deducting underwriting discounts and commissions and other offering expenses. The shares are listed on the Nasdaq Capital Market under the symbol “YAYO”.

Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon many factors, including our products, services and market leadership, and the success of our sales and marketing efforts, our expansion strategy, our investments for scale and growth. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain the growth of our business and improve our results of operations. The investments that we make in these areas may not result in increased revenue or the growth of our business. Accordingly, these investments may delay or otherwise impair our ability to achieve profitability. The timing of our future profitability will depend upon many variables, including the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, as well as market growth and other factors that are not within our control. We have not yet determined when we expect to achieve profitability.

Product and Market Leadership. We are committed to delivering market-leading products and services in the ridesharing economy to continue to build and maintain credibility with the growing customer base. We believe we must expand our product, services and market leadership position and strength of our brand to drive further revenue growth. We intend to continue to invest in the capabilities of our business segments and marketing activities to maintain our strong position in the ridesharing economy. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.

Sales and Marketing. In order to maintain our efficient customer acquisition, we must maintain and expand our operating business segments, customer outreach and effectively generate additional sales to enterprises and customers across the United States. Our strategy to achieve ongoing growth is driven by initiatives that expand and diversify our revenues through customer- and market-focused initiatives. We are actively working to expand our Fleet Management business, Rideshare Platform and diversify our equipment rental fleet with a broader mix of vehicles to increase in the range of customer options and markets we serve. In addition, we seek to grow our Rideshare business which seeks to connect the owners and/or operators of standard passenger vehicles to existing or prospective ridesharing drivers. We will continue to offer a comprehensive equipment rental fleet to maintain our market leadership. We plan to expand our footprint in North America, with a focus on increasing the following: (i) the number of major geographical markets served on our Rideshare platform; (ii) the number of vehicles maintained and managed under the Company’s Fleet Management business; and (iii) to continue to reconfigure existing locations with fleet and expertise tailored to local markets. Our footprint expansion will include locations served under our Rideshare Platform and Fleet Management business to better support our growing ridesharing rental business. We will continue to pursue initiatives that allow us to drive sales through our existing locations and geographical territories.

Expansion Strategy. We are focused on expanding our existing customers’ use of our products, services and Rideshare Platform. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales, marketing and customer support to achieve additional revenue growth from existing customers. We believe that the large numbers of drivers and fleet operators that we do and will do business with, create a “Network Effect” that enables us to scale the business, increase diversification and revenue and expand our strength as a potential market leader.

Investments for Scale. As our business grows and as we continue our Rideshare Platform optimization efforts, we expect to realize cost savings through economies of scale. We manage our Fleet Management business segment to optimize the timing of fleet rentals, repairs and maintenance, while at the same time satisfying our customers’ needs. Through continued use and development of our disciplined approach to efficient fleet management, we seek to maximize our utilization and return on investment. As a result, we expect our gross margin to fluctuate from period to period.

Results of Operations

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Distinct Cars, LLC, a Delaware limited liability company (“Distinct Cars”), Savy LLC, a Delaware limited liability company (“Savy”), Rideyayyo LLC, a Delaware limited liability company (“Rideyayyo”) and Rideshare Car Rentals LLC, a Delaware limited liability company (“Rideshare”).

Total Revenues.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.

Revenue for the three months ended September 30, 2019 was $1,718,439, an increase of $837,378 or 95.0% compared to revenue for the three months ended September 30, 2018 of $881,061. The increase is due to us increasing our rental fleet over the comparable periods. During the three months ended September 30, 2019, the average weekly rental income per vehicle placed in service was $336 compared to $305 for the same period in 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.

Revenue for the nine months ended September 30, 2019 was $5,193,957, an increase of $3,275,481 or 170.7% compared to revenue for the nine months ended September 30, 2018 of $1,918,476. The increase is due to us increasing our rental fleet over the comparable periods. During the nine months ended September 30, 2019, the average weekly rental income per vehicle placed in service was $338 compared to $294 for the same period in 2018.

From June 21, 2016 (inception) to December 31, 2016, the Company was a pre-revenue development stage company purposed to commercialize the ridesharing industry through the development and distribution of our planned meta-search ridesharing mobile App. The Company generated no revenues from the Company’s inception on June 21, 2016 until October 31, 2016. On August 12, 2017, we announced that we were shifting our primary corporate focus in the transportation/ridesharing industry from the development of the Metasearch App. As of the date of this Prospectus, the Company’s operating business segments include (i) an online rideshare vehicle booking platform to service the ridesharing economy through the Company’s wholly-owned subsidiary Rideshare (the “Rideshare Platform”), and (ii) the maintenance of a fleet of standard passenger vehicles to be made commercially available for rent through the Company’s wholly-owned subsidiary Distinct Cars (“Fleet Management”).

Cost of Revenues. The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.

Cost of revenues for the three months ended September 30, 2019 were $1,067,373, an increase of $434,692 or 68.7% compared to cost of revenues for the three months ended September 30, 2018 of $632,681. The increase is due to the increase in revenue as noted above. For the three months ended September 30, 2019 and 2018 our cost of revenue was 62.1% and 71.8% of our revenue, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.

Cost of revenues for the nine months ended September 30, 2019 were $3,111,614, an increase of $1,751,309 or 128.7% compared to cost of revenues for the nine months ended September 30, 2018 of $1,360,305. The increase is due to the increase in revenue as noted above. For the nine months ended September 30, 2019 and 2018 our cost of revenue was 59.9% and 70.9% of our revenue, respectively.

General and Administrative Expenses.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.

General and administrative expenses for the three months ended September 30, 2019 were $761,151, representing a decrease of $926,080 or approximately 54.9% over the three months ended September 30, 2018 of $1,687,231. The decrease is principally due to lower stock compensation expense of $1,026,117 for the three months ended September 30, 2018 compared to $0 for the same period in 2019; offset by higher payroll costs as we hired additional personnel for our expanding operations and higher occupancy costs.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.

General and administrative expenses for the nine months ended September 30, 2019 were $2,221,962, representing a decrease of $3,438,184 or approximately 60.7% over the nine months ended September 30, 2018 of $5,660,146. The decrease is principally due to lower stock compensation expense of $4,138,351 for the nine months ended September 30, 2018 compared to $0 for the same period in 2019; offset by higher payroll costs as we hired additional personnel for our expanding operations and higher occupancy costs.

Selling and Marketing Expenses.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.

Selling and marketing expenses for the three months ended September 30, 2019 were $80,039, representing an increase of $45,539 or approximately 132.0% over the three months ended September 30, 2018 of $34,500. The increase is due to an increase in advertising our rentals to Uber and Lyft drivers.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.

Selling and marketing expenses for the nine months ended September 30, 2019 were $182,645, representing an increase of $56,650 or approximately 45.0% over the nine months ended September 30, 2018 of $125,995. The increase is due to an increase in advertising our rentals to Uber and Lyft drivers.

Impairment of Leased Assets. Impairment of leased assets for the nine months ended September 30, 2019 was $0 compared to $732,000 for the nine months ended September 30, 2018. The value of the leased assets was initially determined as the sum of the lease liability plus the up-front consideration of 91,500 shares of the Company’s common stock (valued at $2,388,000 and $2,800,000) paid to the lessor during the nine months ended September 30, 2018.

Loss on the Settlement of Debt. Loss on the settlement of debt for the nine months ended September 30, 2019 was $252,900 as compared to $0 for the same period in 2018. During the nine months ended September 30, 2019, we settled outstanding debt of $421,500 with 84,300 shares of common stock valued at $674,000.

Total Operating Expenses.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.

Total operating expenses for the three months ended September 30, 2019 were $841,190, representing a decrease of $1,612,541 or approximately 65.7% compared to the three months ended September 30, 2018 of $2,453,731. The decrease is due to the reasons described above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.

Total operating expenses for the nine months ended September 30, 2019 were $2,657,507, representing a decrease of $3,870,333 or approximately 59.3% compared to the nine months ended September 30, 2018 of $6,527,840. The decrease is due to the reasons described above.

Interest expense, Net

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.

Interest and financing expenses for the nine months ended September 30, 2019 were $180,531 compared to $4,109,767 for the three months ended September 30, 2018. The significant decrease in interest expense and financing costs is a result of amortization of debt discount. In September 2018, the Company repaid and exchanged a senior secured promissory note in the principal face amount of $6,000,000. On September 12, 2018, the Company entered into a new note payable agreement, as amended on November 1, 2019, whereby the Company repaid $4,821,810 of the original $6,000,000 note payable and the balance of $1,178,190 plus an original issue discount of $117,828 was rolled into a note payable for $1,296,018. As a result of this transaction, the Company recognized interest expense for the remaining unamortized debt discount associated of $4,018,560.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.

Interest and financing expenses for the nine months ended September 30, 2019 were $792,406 compared to $4,490,639 for the nine months ended September 30, 2018. The significant decrease in interest expense and financing costs is a result of amortization of debt discount. In September 2018, the Company repaid and exchanged a senior secured promissory note in the principal face amount of $6,000,000. On September 12, 2018, the Company entered into a new note payable agreement, as amended on November 1, 2019, whereby the Company repaid $4,821,810 of the original $6,000,000 note payable and the balance of $1,178,190 plus an original issue discount of $117,828 was rolled into a note payable for $1,296,018. As a result of this transaction, the Company recognized interest expense for the remaining unamortized debt discount associated of $4,018,560. The decrease in interest and financing cost described above is offset by an increase in interest expense for the nine months ended September 30, 2019 due to an increase in outstanding debt.

Net Loss.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.

The net loss for the three months ended September 30, 2019 was $370,655, representing a decrease of $5,944,463 or approximately 94.1% compared to the three months ended September 30, 2018 of $6,315,118. The decrease is due to the reasons described above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.

The net loss for the nine months ended September 30, 2019 was $1,367,570, representing a decrease of $9,092,738 or approximately 86.9% compared to the nine months ended September 30, 2018 of $10,460,308. The decrease is due to the reasons described above.

Liquidity, Capital Resources and Plan of Operations

Initial Public Offering. On November 15, 2019, we closed our initial public offering of common stock registered on an S-1 Registration Statement under the Securities Act, which was declared effective on November 13, 2019. We sold a total of 2,625,000 common shares at a price of $4.00 per share. Total gross proceeds from the offering were $10,500,000, before deducting underwriting discounts and commissions and other offering expenses. The shares are listed on the Nasdaq Capital Market under the symbol “YAYO”.

Current Assets, Liabilities and Working Capital. At September 30, 2019, the Company’s current assets totaled $267,489, current liabilities totaled $6,085,492, and working capital was a deficit of $5,818,003. At December 31, 2018, the Company’s current assets totaled $386,344, current liabilities totaled $5,394,073, and working capital was a deficit of $5,007,729.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $1,096,012 and $1,213,452 as of September 30, 2019 and December 31, 2018, respectively, a decrease of $117,440 or approximately 9.7%.

Capital Expenditures. During the nine months ended September 30, 2019, the Company had capital expenditures of $510,136 in leased vehicles. At September 30, 2019, all of the Company’s leased assets were finance leased right-of-use assets and, net of accumulated depreciation in the amount of $1,284,032 at September 30, 2019, totaled $4,125,845 in net leased assets. The Company’s leased assets, consisting of vehicles, are depreciated over their estimated useful life of five years. The lease terms are generally for three years and the Company has the right to purchase the leased assets for $1 each at the end of the lease terms.

During the year ended December 31, 2018, the Company had capital expenditures in the amount of $3,703,514. $2,840 in computer equipment and $3,700,674 in leased vehicles. At December 31, 2018, all of the Company’s leased assets were finance leased right-of-use assets and, net of accumulated depreciation in the amount of $546,632 for fiscal year 2018, totaled $5,115,117 in net leased assets.

Statement of Cash Flows.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 totaled $153,889, which was a decrease of $544,872 or approximately 78.0% from the net cash used in operating activities of $698,761 for the same period in 2018.

Cash Flows from Investing Activities.

Net cash used in investing activities for the nine months ended September 30, 2019 totaled $0, which was a decrease of $2,840 or 100% from the net cash used in investing activities of $2,840 for the same period in 2018.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 totaled $42,215, which was a decrease of $894,5785 from the net cash provided by financing activities of $852,363 for the same period in 2018.

Current Plan of Operations. Our plan of operations is currently focused on the development of our operating business segments: (i) our Rideshare Platform offered through the Company’s wholly-owned subsidiary Rideshare, and (ii) our Fleet Management business, made commercially available through the Company’s wholly-owned subsidiary Distinct Cars. We expect to incur substantial expenditures in the foreseeable future for the potential operations of our business segments and ongoing internal research and development. At this time, we cannot reliably estimate the nature, timing or aggregate amount of such costs. Our Rideshare Platform will require extensive technical evaluation, potential regulatory review and approval, significant marketing efforts and substantial investment before it or any successors could provide us with any revenue. Further, we intend to continue to build our corporate and operational infrastructure and to build interest in our product and service offerings.

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital immediately. If we are successful in raising capital, we believe that the Company will have sufficient cash resources to fund its plan of operations. The cash flow from our current vehicle leasing business and capital resources are sufficient for us to continue our current operations, but for us to fully execute our business plan we will require significant additional capital.

We continually evaluate our plan of operations discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependent upon the availability of cash to implement that aspect of the plan and other factors beyond our control. There is no assurance that we will successfully obtain the required capital or revenues, or, if obtained, that the amounts will be sufficient to fund our ongoing operations. The inability to secure additional capital would have a material adverse effect on us, including the possibility that we would have to sell or forego a portion or all of our assets or cease operations. If we discontinue our operations, we will not have sufficient funds to pay any amounts to our stockholders.

Even if we raise additional capital in the near future, if our operating business segments fail to achieve anticipated financial results, our ability to raise additional capital in the future to fund our operating business segments would likely be seriously impaired. If in the future we are not able to demonstrate favorable financial results or projections from our operating business segments, we will not be able to raise the capital we need to continue our then current business operations and business activities, and we will likely not have sufficient liquidity or cash resources to continue operating.

Because our working capital requirements depend upon numerous factors there can be no assurance that our current cash resources will be sufficient to fund our operations. At present, we have no committed external sources of capital, and do not expect any significant product revenues for the foreseeable future. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

Credit Facilities. As of December 31, 2018, the Company had notes payable consisting of the following: (i) $790,000 in unsecured notes payable to an investor, accruing interest at 5% per annum, to be made due and payable as of August 31, 2019; (ii) $319,667 in unsecured notes payable to an investor, accruing interest at 8% per annum, with principal payments equal to 1/12 of the original balance plus interest due quarterly- due and payable from dates ranging from August 9, 2020 to May 23, 2021; (iii) $222,222 in unsecured notes payable to an investor, accruing interest at 6% per annum, to be made due and payable as of August 31, 2019, as subsequently amended to October 31, 2019; (iv) $1,296,018 in a secured note payable due the earlier of August 31, 2019, as subsequently amended to October 31, 2019, or the closing of an offering of at least $3,000,000 and (v) $62,274 in unsecured notes payable/line of credit to a merchant banks, accruing interest at 15%. Other than the foregoing, and to vendors and service providers in the ordinary course of our business, we do not have any other credit facilities or other access to bank credit.

On November 1, 2019, the Company, extended three notes payable as each of the three notes payable were due and payable on October 31, 2019. The interest rates and other material terms, other than the due dates, for all three notes payable were not amended by the extensions. As a result of the extensions, (i) two notes payable totaling $1,518,240 (the $222,222 note payable and the $1,296,018 note payable) are due November 30, 2019 and (ii) the note payable to an investor, with a current balance of $880,000, is due on December 31, 2019.

As of December 31, 2017, the Company had notes payable consisting of the following: (i) $445,000 in unsecured notes payable to an investor, accruing interest at 5% per annum, to be made due and payable as of March 31, 2019, as subsequently amended to November 30, 2019 as described above; (ii) $242,667 in unsecured notes payable to an investor, accruing interest at 8% per annum, with principal payments equal to 1/12 of the original balance plus interest due quarterly- due and payable from dates ranging from August 9, 2020 to December 11, 2020; (iii) $222,222 in unsecured notes payable to an investor, accruing interest at 6% per annum, to be made due and payable as of August 31, 2019, as subsequently amended to November 30, 2019 as described above. Other than the foregoing, and to vendors and service providers in the ordinary course of our business, we do not have any other credit facilities or other access to bank credit.

Bellridge Second Note Offering. On March 8, 2018, YayYo, Inc., entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Bellridge Capital, L.P. (the “Selling Securityholder”), an “accredited investor” (as defined in Rule 501(a) under the Securities Act of 1933, as amended) (the “Lender”), pursuant to which the Lender purchased:

●	a senior secured promissory note in the principal face amount of $6,000,000 due March 8, 2023, subject to extension (the “Second Note”);

●	warrants to acquire up to an aggregate of 1,500,000 shares, with an exercise price of $4.00 per share (the “Warrant Shares”) of common stock (defined below) of the Company (the “Warrants” or the “Selling Securityholder Warrant”); and

●	150,000 commitment shares of common stock, par value $0.000001 per share, of the Company (the “Commitment Shares”).

In consideration for the Second Note, Warrant Shares and Commitment Shares, the Lender paid an aggregate purchase price of $6,000,000 (the “Second Note Offering”) to be directed and deposited by the Lender in the Company’s Master Restricted Account (defined below).

The principal balance of $6,000,000 on the Second Note bears interest at a rate per annum equal to LIBOR plus 100 basis points, subject to adjustment in accordance with the terms of the Second Note. Further, the Company paid $178,228 of issuance costs associated with the Second Note. The relative fair value of the 150,000 Commitment Shares of common stock was $378,916 and the relative fair value of the 1,500,000 Warrant Shares was $3,726,506 and both were recorded as a discount on the Second Note and as additional paid in capital. In addition, the issuance costs of $178,228 have also been recorded as a debt discount. The debt discount of $4,283,650 is being amortized over the term of the Second Note. The Second Note was repaid/rolled into a secured note payable in September 2018.

The Company believes that as of the date of this prospectus, the Company is in compliance with all of the foregoing restricted covenants, including such additional covenants set forth under Second Note. Further, the Company believes that as of the date of this prospectus, the Company is in compliance with all affirmative covenants set forth below.

Under the terms and conditions of the Second Note, the Company is required to adhere to certain obligations and restrictive financial covenants, including, but not limited to, the following restrictive covenants:

●	The Company will not, and the Company shall cause each of its subsidiaries to not, directly or indirectly, incur or guarantee, assume or suffer to exist any indebtedness (other than (i) the Indebtedness evidenced by the Second Note and the First Note and (ii) other Permitted Indebtedness). Under the terms of the Second Note, “Permitted Indebtedness” means (i) indebtedness evidenced by the Second Note and the First Note, (ii) indebtedness secured by permitted liens or unsecured indebtedness and (iii) permitted subordinated indebtedness;

●	The Company shall not, and the Company shall cause each of its subsidiaries to not, directly or indirectly, redeem, repurchase or declare or pay any cash dividend or distribution on any of its capital stock;

●	At any time a Defeasance Failure exists (defined below), the Company shall not, and the Company shall cause each of its Subsidiaries to not, directly or indirectly, permit any indebtedness of the Company or any of its subsidiaries to mature or accelerate prior to the maturity date of the Second Note. “Defeasance Failure” means, as of any given time of determination, the failure of the cash amount in the Holder Master Restricted Account to be greater than or equal to the outstanding amount. “Holder Master Restricted Account” means, solely with respect to the holder, a certain account at Umpqua Bank, or such other account as may be directed by the holder of the Second Note, from time to time, subject to a Controlled Account Agreement in favor of the holder in a form reasonably acceptable to the holder; and

●	The Company shall not, and the Company shall cause each of its subsidiaries to not, directly or indirectly, engage in any material line of business substantially different from those lines of business conducted by or publicly contemplated to be conducted by the Company and each of its subsidiaries on March 8, 2018 or any business substantially related or incidental thereto. The Company shall not, and the Company shall cause each of its subsidiaries to not, directly or indirectly, modify its or their corporate structure or purpose.

For more information on the terms and conditions of the Bellridge Second Note Offering please see “Description of Securities.”

Contractual Obligations, Commitments and Contingencies

During fiscal year 2017 and 2018 and the nine months ended September 30, 2019, the Company entered into a series of monthly vehicle leasing agreements with Acme Auto Leasing. As of September 30, 2019, December 31, 2018 and December 31, 2017, the Company has total lease obligations in the amount of $2,505,411, $3,790,147 and $1,593,291, respectively, (collectively, the “Finance Lease Obligations”). The Company owes monthly payments under each Lease Agreement ranging from approximately $342 per month to $621 per month. At the end of the term of the Lease Agreement, lessee has the right to purchase ownership and title of the subject vehicle for a nominal payment. In addition, the Lease Agreements are subject to and secured by a grant of a purchase money security interest on each leased vehicle.

During fiscal year 2018 and 2017, we leased and maintained primary offices at 433 North Camden Drive, Suite 600, Beverly Hills, California 90210 and 6600 Sunset Blvd., Los Angeles, CA 90028, the latter being the location where the majority of our operations and staff conduct activities on a daily basis. We do not currently own any real property.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Revenue Recognition. The Company recognizes revenue from renting its fleet of cars to Uber and Lyft drivers. Revenue is recognized based on the rental agreements which are generally on a weekly basis. The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers.

We consider a signed contract or other similar documentation reflecting the terms and conditions under which products will be provided to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including payment history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

Stock-Based Compensation. The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we are required to estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	1.14%
Expected life of the options	2.08 years
Expected volatility	200%
Expected dividend yield	0%

Contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of September 20, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address this material weakness, management performed procedures to ensure that the financial statements balances included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. In 2020, the Company plans to hire additional accounting and finance staff to address the material weakness identified herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer and Secretary pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer and Secretary furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAYYO, INC. (Registrant)

By:	/s/ Jonathan Rosen
Jonathan Rosen, Chief Executive Officer

/s/ Kevin F. Pickard
Kevin F. Pickard, Chief Financial Officer and Secretary

Date:	December 23, 2019

