Form 10-K
period 2019-12-31
YayYo, Inc.
filed 2020-03-31
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39132

YayYo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3028414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 N. Camden Drive, Suite 600

Beverly Hills, California 90210

(Address of principal executive offices) (Zip Code)

+1-310-926-2643

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.000001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,647,980 based on the closing price as reported on the OTC.

As of March 27, 2020, there are 29,427,803 shares of common stock, $0.000001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Report) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Report on Form-10-K. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Report could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Report on Form-10-K to conform our statements to actual results or changed expectations.

ii

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “YayYo,” the “Company,” “we,” “us,” and “our” refer to YayYo, Inc., a Delaware corporation, and its consolidated subsidiaries.

ITEM 1. BUSINESS

Corporate History

YayYo, Inc. (YayYo, the Company, we, or us) (a Delaware corporation), was formed on June 21, 2016 under the name “YayYo, LLC,” which was converted into a Delaware corporation pursuant to the unanimous written consent of our former manager and members in a transaction intended to be tax-free under the Internal Revenue Code (the “Conversion”). Pursuant to the Conversion, the members of YayYo, LLC have assigned, transferred, exchanged and converted their respective limited liability company membership interests of YayYo, LLC, to the Company in exchange for common stock, par value $0.000001 per share, of the Company. All of the YayYo, LLC’s liabilities and assets, including its intellectual property, were automatically transferred to the Company and the Company has assumed ownership of such assets and liabilities upon the filing of the “Certificate of Conversion from a Delaware Limited Liability Company to a Delaware Corporation” with the State of Delaware pursuant to Section 265 of the Delaware General Corporation Law. The Company now operates as a “C” corporation formed under the laws of the State of Delaware.

On August 12, 2017, we announced that we were shifting our primary corporate focus in the transportation/ridesharing industry from being an exclusive provider of transportation networks systems towards a more diversified operating company with a direct focus on the vehicle rental business and a related transportation network system. As of the date of this Report, the Company’s operating business segments include (i) an online peer-to-peer bookings platform to service the ridesharing economy through the Company’s wholly-owned subsidiary Rideshare (the “Rideshare Platform”), and (ii) the maintenance of a fleet of standard passenger vehicles to be made commercially available for rent through the Company’s wholly-owned subsidiary Distinct Cars (“Fleet Management”). Through the Company’s wholly-owned subsidiaries Rideshare and Distinct Cars, the Company seeks to become the leading provider of a standard rental vehicles to drivers in the ridesharing economy.

On November 15, 2019, the Company closed its initial public offering of 2,625,000 common shares at $4.00 per share, for gross proceeds, before underwriting discounts and commissions and expenses, of $10.5 million. and the shares became listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “YAYO”.

On February 10, 2020, the Company notified Nasdaq of its intent to voluntarily delist its Common Stock from Nasdaq. In connection therewith, the Company notified Nasdaq of the Company’s intention to file a Form 25 with the Securities and Exchange Commission (the “SEC”) on or about February 20, 2020. The Company elected to effect the voluntary delisting of its common stock after discussions with Nasdaq’s staff, and based on the determination of the Company’s board of directors that voluntarily delisting the Common Stock from Nasdaq was in the best interests of the Company and its stockholders. Following delisting from Nasdaq, the Company’s Common Stock now trades on the OTC Pink Market under the trading symbol, “YAYO.”

Business Overview

The Company is a holding company operating through its wholly-owned subsidiaries, including Distinct Cars, LLC, a Delaware limited liability company (“Distinct Cars”) and Rideshare Car Rentals LLC, a Delaware limited liability company (“Rideshare”).

Rideshare Rental E-Commerce Platform

On October 31, 2017, the Company created the wholly-owned subsidiary, Rideshare to incubate the concept of Rideshare Platform, a proprietary, peer-to-peer booking platform to rent standard passenger vehicles to self-employed ridesharing drivers. The Company has now deployed and launched the Rideshare Platform on the Company’s e-commerce website Ridesharerental.com (http://www.Ridesharerental.com). Further, the Rideshare Platform also commercially markets the Company’s own fleet of cars as well as other fleet owners and selected individual car owners. The Rideshare Platform bookings service provides all standard passenger car owners with a financial opportunity to monetize personally owned vehicles by renting them out to ridesharing economy drivers. Our business strategy with our operating Rideshare Platform is to continue developing our brand equity around becoming the premiere peer-to-peer Transportation Network Company (TNC) vehicle rental business for the ridesharing economy that matches the owners and/or operators of passenger vehicles (including the Company’s fleet of maintained vehicles) to existing or prospective ridesharing economy drivers. The Company initially launched the Rideshare Platform in Los Angeles, CA and intends to launch in additional cities.

The Rideshare Platform leverages technology to connect the owners and/or operators of standard passenger vehicles (including the Company’s fleet of maintained vehicles) to existing or prospective ridesharing drivers. The platform’s functionality provides ridesharing drivers with access to certain data emitted from their respective Company rental vehicle(s) through a personal Rideshare rental dashboard. Vehicle owners can also access and manage data emitted from their personal vehicle(s) under rental to a third-party from the Rideshare Platform inventory dashboard and can further manage the other aspects of the vehicle rental transaction through the Rideshare Platform. Further, customers renting vehicles on the Rideshare Platform can also access rental extension options through the Rideshare Platform. All transactional aspects of the rental vehicle(s) (including, but not limited to, background checks, terms, deposits and insurance costs) are run securely through the Rideshare Platform. In addition, our Rideshare website located at Ridesharerentals.com (http://www.ridesharerental.com) not only effectively monetizes Company-owned vehicle fleets, made available under our Fleet Management business, but also generates revenue by charging transactional fees to other vehicle owners and ridesharing economy drivers for all rental transactions consummated on the Rideshare Platform. The Rideshare Platform is available on desktop, iOS and Android devices. The development and functionality of our mobile applications are a material component to our business as drivers are more likely to transact via mobile devices.

Most importantly, all standard passenger vehicles made available on the Rideshare platform are fully qualified by the Company and guaranteed to meet the necessary Ridesharing Qualification Requirements imposed on ridesharing economy drivers by the private ridesharing TNCs. The Company mission seeks to put more prospective ridesharing drivers on roadways by providing ridesharing drivers with fully inspected vehicle offerings that are guaranteed to meet the Ridesharing Qualification Requirements.

Further, the Company’s car liability and physical damage insurance policies (“Company Insurance Policies”) cover both third-party vehicle owners as well as ridesharing drivers under rental contract. The Company Insurance Policies provide insurance on all listed Rideshare rental vehicles, provided that the Company Insurance Policy coverage is suspending during periods when the ridesharing driver under rental contract with the Company is actively operating on either the Uber or Lyft platform. During these periods when ridesharing drivers are actively operating Rideshare rental vehicles on either the Uber or Lyft platforms, coverage under the Company Insurance Policies are subordinate to the vehicle insurance coverage provided by Uber, Lyft or such other TNCs.

The Company believes that due to the development of the ridesharing economy and its anticipated growth trajectory, the commercial ridesharing economy market will reward the Company as an early entrant to the third-party vehicle rental business. Under the Rideshare Platform we intend to become the go-to booking destination and brand for ridesharing economy vehicle rentals in a TNC marketplace that connects owners and/or operators of standard passenger vehicles with ridesharing economy drivers. We believe that our product and service offerings on the Rideshare Platform will continue to be an attractive proposition for all ridesharing economy drivers either simply requiring a standard passenger vehicle to operate or otherwise struggling to qualify their personal vehicles under the Vehicle Inspection Requirements. Further, we believe that the Company will require additional capital investment to continue funding Rideshare, the Rideshare Platform or ridesharerental.com (http://www.ridesharerental.com), including technology, payments and advertising, for purposes of continuing to develop and scale the Rideshare Platform and business. Further, we believe there is an immediate opportunity and necessity to grow and scale the Rideshare Platform in new geographical territories for purposes of developing and strengthening the Company’s brand and competitive advantage in the ridesharing economy vehicle rental market. For more information see “Risk Factors.”

Insurance Policy

As of the date of this Annual Report, the Company together with a Managing General Underwriter (“MGU”) maintains an insurance policy of behalf of the Company. Under the policy the MGU will handle all back-end insurance generation and processing through an API connection with the Company’s databases. We believe that this MGU insurance policy has made it possible for us to launch our Rideshare Platform, which will also allow the Company to have other third-party fleet owners supply vehicles to drivers through our platform and have them covered under the terms of our insurance policy. Our insurance policy provides physical damage and liability coverage to all rideshare drivers and fleet owners under the Rideshare Platform. Under the terms of our policy, ridesharing drivers acquiring rental vehicles under our Rideshare Platform as well as owners of the rental vehicles are provided with an insurance ID card that lists each parties name and the vehicle VIN number. Further, customers to our Rideshare Platform pay daily (for the duration of the rental period) to become designated as a supplemental insured party under the Company’s insurance policy. Under the terms of our policy, insurance coverage is valid from the date of commencement of the rental period up until the date that the vehicle is returned.

Ambassador Referral Program

The Company has further enhanced the monetization of the Rideshare Platform by creating and deploying the Rideshare Rental Ambassador program. Drivers renting cars from our Rideshare Platform can join the Ambassador program and refer other potential drivers and prospective customers to rent from the Rideshare Platform, providing our customers with additional income opportunities. The Company has designed and deployed a referral commissions team matrix that allows for both depth and breadth of commissionable referrals for the participating driver. As participating drivers add additional referred drivers to their down line, they progress in gaining additional levels of commission rewards. Eventually they are able to earn a free vehicle rental from Rideshare as a premium reward. This program requires that the driver continues to rent their vehicle from Rideshare in order to continue receiving commissions from other drivers’ rentals under the Ambassador’s down line. For further details on our Ambassador Referral Program, please visit http://www.Ridesharerental.com/company/ambassador-program-terms-conditions.

Fleet Management Business

On June 10, 2017, the Company formed the wholly-owned subsidiary, Distinct Cars for purposes of developing a fleet management business. The Company’s Fleet Management business maintains a fleet of brand new standard passenger vehicles to be subsequently rented directly to drivers in the ridesharing economy through the Rideshare Platform. The Company’s fleet of vehicles, under lease contract and maintained by Distinct Cars, as well as other third-party vehicles will be made commercially available for rental bookings on the Rideshare Platform as well as on other third-party e-commerce booking platforms and/or through strategic partnerships and relationships. The Company seeks to provide drivers in the ridesharing economy with full-service vehicle rentals and fleet contract maintenance solutions for commercial standard passenger vehicles.

The Company’s material operations for the Fleet Management business are primarily conducted in the State of California. As a provider of comprehensive, integrated vehicle rental and fleet management solutions, the Fleet Management business markets and manages short and long-term vehicle rentals to ridesharing economy drivers located in Los Angeles County.

The Company is focused on operating, developing and investing in its vehicle rental business with a focus on marketing directly to the peer-to-peer car sharing and ridesharing industry professionals. The Company is capable of meeting customers’ needs, including but not limited to a guaranty that all vehicles maintained under the Fleet Management business will comply with and pass the Ridesharing Qualification Requirements. Our Fleet Management product and service offering includes full-service vehicle rental(s) and contract maintenance, along with distribution center management and transportation management service. As of the date of this Report, the Company’s customer base is primarily ridesharing drivers located within Los Angeles County that are operating and performing driving services on behalf of a host of the private ridesharing TNCs (primarily Lyft and Uber). While our Fleet Management business is primarily concentrated within the State of California, Los Angeles County, the Company intends to aggressively expand our Fleet Management services and product offerings nationally.

In August 2017, following our announcement that we were shifting our primary corporate operations, we entered into a leasing arrangement for an initial group of twelve (12) vehicles, with the intent of testing our fleet management concept within the ridesharing industry. Following the Company’s proof on concept period, we expanded our Fleet Management business in December 2017 by adding an additional 135 vehicles to our fleet of vehicles. As of the date of this Report, our full-service vehicle rental and contract maintenance under our Fleet Management segment is the Company’s main operating line of business and primary revenue generating business segment. As of March 19, 2018, the Company Fleet Management business manages a fleet of approximately 150 vehicles under lease contract. During fiscal year 2017, professional ridesharing drivers contracted with private ridesharing TNCs for vehicle rental periods generally ranging from less than three days to six months. The rental vehicles made commercial available to customers by the Company are configured and guaranteed to be compliant with the Vehicle Inspection Requirements imposed on ridesharing vehicles by the private ridesharing TNCs (specifically, Uber and Lyft).

The Company believes that customers will rent vehicles offered by our Fleet Management business in order to reduce the complexity, cost and total capital associated with vehicle ownership. Further, we believe that due to our market focus on the ridesharing industry and the additional imposition of the Ridesharing Qualification Requirements imposed on ridesharing vehicles by the dominant private ridesharing TNCs, customers will be further incentivized to rent our Fleet Management vehicles to guarantee compliance with the Ridesharing Qualification Requirements.

Under a full-service rental agreement, the Company provides and fully maintains the vehicle, which is generally specifically configured to meet the Ridesharing Qualification Requirements. The services provided under full-service rental and contract maintenance agreements generally include preventive and regular maintenance, advanced diagnostics, emergency road service, fleet services, and safety programs, through our company-operated facilities.

Fleet Management Software

The Company has been an early adopter of technologies to leverage the Fleet Management business. To ensure that the Company’s fleet of vehicles meet and comply with the Ridesharing Qualification Requirements and transmit relevant data our customers, the Company has fit its Fleet Management vehicles with fleet management GPS solution software, providing open platform fleet management solutions to businesses of all sizes. These full-featured solutions help the Company manage their drivers and vehicles by extracting accurate and actionable intelligence from real-time and historical location trip data. The telematics solutions for fleet optimization provide our Fleet Management vehicles with fitted software analytics and data involving (i) fuel efficiency; (ii) management of vehicle maintenance and (iii) prevention of vehicle wear and tear.

Commercial Partnership Programs

The Company has become a member of a commercial partnership program with Hyundai USA, a subsidiary of the Hyundai Motor Group. Hyundai provides and sells its vehicles in the United States through its subsidiary Hyundai USA (collectively, “Hyundai”).

In June of 2017, the Company entered into a strategic partnership arrangement with Hyundai for purposes of entering into a fleet purchase program. Hyundai has agreed to a partnership arrangement with the Company under Hyundai’s special fleet pricing. The Hyundai program will provide the Company with competitive pricing options (or best available pricing) below manufacturer suggested retail prices (“MSRP”) on all purchases for brand-new Hyundai vehicles and priority status on the availability and delivery of all Hyundai vehicles under contract with the Company. The vehicles are currently purchased by ACME Auto Leasing, LMP Financial Services and United Mile Fleet and leased to the company at favorable terms. To further induce AMCE to enter into these lease agreements, during 2018, the company granted 298,500 common shares to ACME.

The Company believes that this strategic partnership with Hyundai is a key relationship for the going concern of the Company’s continuing operations. Any termination or suspension of our strategic partnership with Hyundai would have a material impact on the Company’s operating expenses. For more information please see the section entitled “Risk Factors.”

Metasearch App

We had developed a single sign-on metasearch “ridesharing” application for smartphone users to provide price comparison and bookings of available ridesharing and taxi services along with select limousine and other public and/or private transportation services (“Metasearch App”). However, due to partner limitations and other rationale, the Company has no further intention to continue the development or marketing of the Metasearch App.

The Ridesharing Industry

At the most basic level, real-time ridesharing is a service that arranges one-time shared rides on short notice. Traditionally, ridesharing arrangements between two or more unrelated individuals for commuting purposes have been relatively inflexible, long-term arrangements. These commuting arrangements will establish reasonably fixed departure time schedules and driving responsibilities. The complexity of work and social schedules and the perceived increase in vehicle trip complexity, such as trip chaining, has made this type of commuting arrangement much less desirable. “Real-time” ridesharing attempts to provide added flexibility to ridesharing arrangements by allowing drivers and passengers to partake in occasional shared rides. The internet-connected, global positioning system (“GPS”) enabled device automatically detects your current location, takes the home location that you have programmed in previously and searches the database for drivers traveling a similar route and willing to pick up passengers. According to Wikipedia.org, “real-time” ridesharing is defined as “a single, or recurring ridesharing trip with no fixed schedule, organized on a one-time basis, with matching of participants occurring as little as a few minutes before departure or as far in advance as the evening before a trip is scheduled to take place”.

A number of TNCs located in San Francisco premiered apps for real-time ridesharing in early 2010, several TNCs were introduced that were advertising as ridesharing, but in fact dispatched commercial operators similar to a taxi service. Transportation industry experts have frequently referred to these services as “ridesourcing” to clarify that drivers do not share a destination with their passengers. Rather, the “ridesourcing” app simply outsources rides to available commercial drivers. In 2013 an agreement was reached with California Public Utilities Commission creating a new category of service called “Transportation Network Companies” or “TNCs” to cover both real-time and scheduled ridesharing companies. Transportation Network Companies have faced regulatory opposition in many other cities, including Los Angeles, Chicago, New York City, and Washington, D.C, among others.

“Ridesharing” has been controversial, variously criticized as lacking adequate regulation, insurance, licensure, and training. One of the main so-called ridesharing (but actually ridesourcing) firms, Uber, was banned in Berlin and a number of other European cities. Opposition may also come from taxi companies and public transit operators because they are seen as alternatives. Early real-time ridesharing projects are believed to have begun in the 1990s, but they faced obstacles such as the need to develop a user network and a convenient means of communication. Gradually the means of arranging the ride shifted from telephone to internet, email, and smartphone; and user networks were developed around major employers and universities. As of 2006, the goal of taxi-like responsiveness still generally eluded the industry; “next day” responsiveness was generally considered the state of the art.

The term “ridesharing” was starting to become a misnomer, they’re a lot more like successful private cab or taxi businesses that cater to a smartphone-toting clientele and actively rival traditional cab or taxi companies and having reliable and affordable door-to-door transportation in general can help expand car-free living. Given the fast rise of smartphone adoption globally, ridesharing’s success doesn’t come as a surprise. But there are many reasons why customers prefer to book those services versus taxis. Among those are a clear overview of pricing prior to booking, the ease and convenience of “one-tap” rides, the ability to monitor and follow drivers on map displayed on the user’s smartphone, the convenience of a cashless transaction, fare splitting, and feedback options. The premier and probably most well know ridesharing service, Uber, was born when its founders became annoyed that they could not get a taxi in Paris. By eliminating the antiquated taxi dispatch system through technology (call and book taxi, call to request driver’s location, call when taxi doesn’t arrive), the founders of Uber created an innovative technology alternative to the traditional taxi dispatch system that has been widely adopted by users worldwide. By eliminating a key piece of the supply chain and streamlining efficiencies for the users, Uber was able to completely disrupt a century-old taxi industry. In essence, Uber & Lyft are really the two companies that dominate the market and Uber so far has won across the board: access, driver experience, customer experience, brand and funding.

The growth of the ridesharing economy has resulted in increasing consumer demand for ridesharing services, provided by Transportation Network Companies (“TNCs”) such as Lyft, Gett and Uber, which offer a ridesharing economy service through mobile applications.

Ridesharing apps connect people who need a ride with people who have a vehicle and time to drive - notably, not necessarily people who are licensed taxi drivers. Ridesharing TNCs like Lyft, Gett and Uber provide a smartphone app that lets consumers hail a ride, set their destination, and pay without leaving the app itself. The benefits to the consumer is ease of use, availability of rides, and sometimes lower prices than traditional taxis. Many companies require at least some sort of certification for the drivers and take a portion of the drivers’ fares. Ridesharing drivers can choose when they work (though they can receive bonuses for logging a certain number of hours) and provide their own vehicles. In the United States, ridesharing companies argue that the work-when-you-want arrangement qualifies drivers as contractors, not employees. Despite legal battles and controversy over surge pricing, ridesharing companies have exploded in popularity, both in the U.S. and internationally. Early entrants in the TNC app space, like Uber and Flywheel, were founded around 2009. Overall, the industry has raised more than $10 billion in venture funding.

We believe that we have strong economic prospects by virtue of the following dynamics of the industry:

●	Continued Growth in Ridesharing Market. The ridesharing services market has grown faster, gone to more places and has produced robust growth and consumer traffic figures since commercial introduction in approximately 2009. The pace of growth is also picking up. It has been reported that Uber took six (6) years before it reached a billion rides in December of 2015, but it took only six (6) months for Uber to get to two billion rides. In the U.S., the number of users of ridesharing services has been estimated to increase from 8.2 million in 2014 to 20.4 million in 2020, producing a compounded annual growth rate (“CAGR”) of approximately 13.92% over the seven-year period. However, since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. According to its recent investor update call, Uber’s gross bookings in Seattle are down by 60-70%, and Uber assumes similar declines in other big cities hit by COVID-19. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving. We cannot at this time estimate the long term effect of this unprecedented situation on the rideshare market in general or our Company in particular.

●	Globalization of Ridesharing. In the same vein, ridesharing which started as an experiment in California has grown into a global marketplace over a short period of time. Asia has emerged as a geographical territory to drive future growth. For example, Didi Chuang, the Chinese ridesharing company, completed 1.43 billion rides just in 2015 and it now claims to have 250 million users in 360 Chinese cities. Ridesharing is also acquiring deep roots in both India and Malaysia, and is making advances in Europe and Latin America, despite regulatory pushback.

●	Expanding Choices. Consumer options in ridesharing are expanding to attract an even larger audience, such as carpooling and private bus services. The expansion of consumer options has also attracted mass transit customers to more expensive luxury options. In addition, it has been reported that dominant TNC businesses are experimenting with pre-scheduled rides and multiple stops on single trip gain to meet customer needs. Our Fleet Management business and fleet of rental vehicles are designed to put more certified ridesharing vehicles on the roadways to meet the increasing consumer demand of the availability of ridesharing services.

Regulation of the Ridesharing Industry

In the current ridesharing marketplace, often times the TNCs (such as Uber or Lyft) generally takes the place of government in enforcing standards for drivers and vehicles, though two (2) states and the District of Columbia now have basic driver background and minimum insurance requirements in place for TNCs. Each TNC has its own regulations at the corporate level. However, in many instances, state, local or federal governments are beginning to seriously assess the ridesharing industry and it is likely that regulations and mandated standards are imminent. For more information see section “Vehicle Registration Requirements.”

Our Opportunity

The increasing demand for ridesharing services has produced an increase in demand by TNC businesses for more ridesharing drivers and vehicles on the road at any given time. The growing demographic of ridesharing drivers, as determined on a global basis, has drawn ridesharing drivers to the ridesharing marketing to perform services for a host of private TNC businesses focused on ridesharing, such as Uber and Lyft. The Company believes that private ridesharing TNC businesses are hiring more than 50,000 drivers a month to keep pace with the current commercial demand for ridesharing services.

Complicating this matter further, many potential ridesharing drivers drawn to the ridesharing market are being rejected or turned away from employment by the private ridesharing TNCs on account of the fact that many potential ridesharing driver’s personal vehicles are failing to meet the Ridesharing Qualification Requirements imposed on all ridesharing vehicles by the private ridesharing TNCs. Private ridesharing TNCs impose certain vehicle safety tests and precautions on all ridesharing vehicles to be utilized by drivers under employment with the private ridesharing TNCs. Generally, the TNCs impose certain standard requirements on all ridesharing drivers and their respective vehicles (the “Driver Qualification Requirements”) as well as additional vehicle safety tests, inspections and precautions on all ridesharing vehicles to be utilized by drivers under employment with the private ridesharing TNCs (the “Vehicle Qualification Requirements”, together with the Driver Qualification Requirements, the “Ridesharing Qualification Requirements”). For more information see “Ridesharing Qualification Requirements”. The Company estimates that approximately 30%-50% of potential ridesharing drivers do not own or have rights or access to a car or vehicle that will meet the Ridesharing Qualification Requirements. Further, the Company believes that this issue surrounding the Ridesharing Qualifications Requirements are exacerbating the problem and resulting in a shortfall of ridesharing drivers on the road at any given time. Private ridesharing TNCs have responded to this issue by actively pursuing programs to get eligible ridesharing drivers into qualified cars that meet the Ridesharing Qualification Requirements. The Company believes that the TNC line of business and immense capital requirements in developing a fleet management business to service the growing ridesharing industry on such a large scale will restrict the ability of the private ridesharing TNCs to dominate the ridesharing vehicle rental market. Further, despite the financial resources and scale of the dominant TNCs in the ridesharing business, the Company believes that third-party vehicle rental providers are a necessity to the growth and service of a robust ridesharing market.

Ridesharing Qualification Requirements

The TNCs generally impose a host of requirements on potential ridesharing driver applicants seeking employment with TNCs such as Uber and/or Lyft. For example, prior to becoming a ridesharing driver, Uber and Lyft impose similar uniform requirements on all ridesharing vehicles and drivers. Generally, the ridesharing driver must meet the following standard requirements (collectively, the “Driver Qualification Requirements”):

●	The ridesharing driver must obtain a minimum age of 21 years old;

●	The ridesharing driver’s vehicle must be a four-door car made in year 2007 or newer (in most cities- 2002 or newer for Los Angeles, Orange County, San Francisco);

●	The ridesharing driver must have in-state auto insurance with the driver’s name on the policy;

●	The ridesharing driver must have an in-state driver’s license, licensed in the US for at least one year;

●	The ridesharing driver must have in-state plates with a current registration (commercial plates are acceptable as well);

●	The ridesharing driver must have a clean driving record;

●	The ridesharing driver must pass on the background check;

●	The ridesharing driver’s vehicle must pass the Cosmetic Qualification Requirements.

For example, prior to becoming an Uber driver, the company requires all potential ridesharing drivers of UberX, UberXL and UberPlus/UberSelect to meet the following vehicle requirements:

●	Access to a four-door car that is year 2007 or newer (in most cities- 2002 or newer for Los Angeles, Orange County, San Francisco);

●	The vehicle is in good physical condition with no cosmetic damage;

●	No marketing or commercial branding is being outwardly displayed on the vehicle;

●	Passing score on the vehicle inspection.

In addition, the TNCs may impose cosmetic guidelines on all ridesharing vehicles providing ridesharing services on behalf of the private ridesharing company. Certain cosmetic features may prevent a potential ridesharing driver’s vehicle from qualifying under the vehicle inspection on account of the following: (i) the vehicle includes a full-body wrap containing advertisements, or any large ads; (ii) the vehicle has holes or damage to the exterior; (iii) the vehicle has taxi decals or taxi-style paint; (iv) the vehicle has significant damage to the interior (including any torn seats, large permanent stains, strong permanent odors); (v) the vehicle has paint oxidation; or (vi) the vehicle has different colored hoods/doors; (vii) the vehicle has objectionable aftermarket modification (collectively, “Cosmetic Qualification Requirements”).

In addition to the Driver Qualification Requirements, private ridesharing companies also require all potential ridesharing drivers to undergo a vehicle inspection test on all personal driver vehicles to be used by the potential ridesharing driver to perform ridesharing services on behalf of the private ridesharing company. In order to become a Uber or Lyft driver, a potential ridesharing driver’s vehicle generally must pass the 19-point vehicle inspection to confirm that it meets the private ridesharing companies requirements (the “Vehicle Qualification Requirements”, together with the Driver Qualification Requirements, the “Ridesharing Qualification Requirements”).

A 19-point inspection is a standard vehicle inspection procedure to check a car in 19 specific areas to ensure that it conforms to safety and operational requirements. While the 19 points are the same for different companies, their procedures differ slightly. The process also varies based on the geographical location where the inspection is performed. The 19 points of the vehicle checked for inspection include headlights, tail-lights, indicator lights, stop lights, foot brakes, emergency/parking brake, steering mechanism, windshield, heat and air conditioning, front, rear and side windows, front seat adjustment mechanism, door controls (open, close, lock), horn, speedometer, body condition/ damage, muffler and exhaust system, condition or tires, interior and exterior rear-view mirrors and safety belts for driver and passengers. Any vehicle having a problem or issue with any of the inspection points will generally not pass the vehicle inspection and will be refused the opportunity to become a ridesharing driver for the private ridesharing company.

Company Growth Strategy

Our long-term strategy is focused on four priorities: expanding and diversifying our revenues; improving our operating effectiveness; enhancing the customer experience; and disciplined capital management.

Expand and Diversify Revenues—Our strategy to achieve ongoing growth is driven by initiatives that expand and diversify our revenues through customer- and market-focused initiatives. We are actively working to expand our Fleet Management business, Rideshare Platform and diversify our equipment rental fleet with a broader mix of vehicles to increase in the range of customer options and markets we serve. In addition, we seek to grow our Rideshare business which seeks to connect the owners and/or operators of standard passenger vehicles to existing or prospective ridesharing drivers. We will continue to offer a comprehensive equipment rental fleet to maintain our market leadership. We plan to expand our footprint in North America, with a focus on increasing the following: (i) the number of major geographical markets served on our Rideshare platform; (ii) the number of vehicles maintained and managed under the Company’s Fleet Management business; and (iii) to continue to reconfigure existing locations with fleet and expertise tailored to local markets. Our footprint expansion will include locations served under our Rideshare Platform and Fleet Management business to better support our growing ridesharing rental business. We will continue to pursue initiatives that allow us to drive sales through our existing locations and geographical territories.

Improve Operating Effectiveness—We are focused on generating continuous improvement across our operations, with an emphasis on building a strong safety culture, fleet management business, e-commerce bookings website, fleet availability and improving margins. We are continuing to build a highly professional and technology-enabled sales force and to optimize our sales territories to support our revenue growth objectives. We will continue to improve the effectiveness of our sales team with focused training, strong customer relationship management capabilities, and ongoing technology enhancements.

Enhance the Customer Experience—We seek to differentiate our business by delivering a superior customer experience through the variety and quality of the vehicles and services we offer, the ease of doing business with us and the added value we offer through services, products and technologies. Our focus on quality vehicle brands tailored to meet the Vehicle Qualification Requirements of the ridesharing industry is intended to meet the preferences of ridesharing drivers, including the expectations for reliable, safe, efficient and effective maintained vehicles. We expect to add more expertise across our team to help our customers achieve the best results for their projects. In developing and providing vehicle rental related technologies, we are focused on meeting customer expectations related to convenience and on-demand access to data and information.

Disciplined Asset Management—We manage our vehicle rental fleet to optimize the timing of fleet rentals, repairs and maintenance, while at the same time satisfying our customers’ needs. Through continued use and development of our disciplined approach to efficient fleet management, we seek to maximize our utilization and return on investment.

Intellectual Property

We generally rely on trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its intellectual property and proprietary rights. We are currently in the process of pursuing trademark protection for our name and logos in the United States. Although we believe that our pending trademark applications will be granted by the United States Patent and Trademark Office, there can be no assurance that any trademarks will be granted or that any trademark relied upon by us in the future, if any, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company. We own registered trademarks “YayYo®” and the service mark for the stylized design representing an automobile.

In the future we may rely on patents to protect our intellectual property and proprietary technology, to the extent feasible, and plans to consult with intellectual property counsel to determine what patents we may be able to file to protect its intellectual property. As of the date of this Report, we have not filed any patents in the United States or any other country. Although we believe that some of our technology may be patentable, there can be no assurance that any patents will be granted or that any patent relied upon by us in the future, if any, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company. We believe that due to the rapid pace of technological innovation for technology, mobile and internet products, our ability to establish and maintain a position of technological leadership in the ridesharing industry depends more on the skills of its development personnel than the legal protection afforded its existing technology. For more information see the section “Risk Factors”.

Employees

As of the date of this Annual Report, we had approximately 25 full-time employees and two consultants, based at our offices. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees generally are good.

Regulatory

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. In addition to the foregoing, we are also subject to the following:

Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. We could also be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws.

Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., vehicle manufacturers are subject to federally mandated corporate average fuel economy standards which will increase substantially through 2025. Furthermore, numerous states, including California, have adopted or are considering requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements and new federal or state restrictions on emissions on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the new vehicles that we sell.

We are subject to a wide range of environmental laws and regulations, including those governing: discharges into the air and water; the operation and removal of storage tanks; and the use, storage and disposal of hazardous substances. In the normal course of our operations we use, generate and dispose of materials covered by these laws and regulations. We face potentially significant costs relating to claims, penalties and remediation efforts in the event of non-compliance with existing and future laws and regulations.

The Financial Accounting Standards Board is currently evaluating several significant changes to generally accepted accounting standards in the U.S., including the rules governing the accounting for leases. Any such changes could significantly affect our reported financial position, earnings and cash flows. In addition, the Securities and Exchange Commission is currently considering adopting rules that would require us to prepare our financial statements in accordance with International Financial Reporting Standards, which could also result in significant changes to our reported financial position, earnings and cash flows.

Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., vehicle manufacturers are subject to federally mandated corporate average fuel economy standards which will increase substantially through 2025. Furthermore, numerous states, including California, have adopted or are considering requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements and new federal or state restrictions on emissions on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the new vehicles that we sell.

Changes in the U.S. legal and regulatory environment that affect our operations, including laws and regulations relating to taxes, automobile related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, licensing and franchising, automotive retail sales, cost and fee recovery and the banking and financing industry could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations, financial condition, liquidity and cash flows. For additional information please see the section entitled “Risk Factors.”

Property

We lease and maintain our primary offices at 433 North Camden Drive, Suite 600, Beverly Hills, California 90210. We also lease and maintain executive offices at 6600 Sunset Blvd. Los Angeles, CA 90028, where the majority of our operations and staff will conduct activities on a daily basis. We do not currently own any real estate.

ITEM 1A. RISK FACTORS

Our business faces significant risks. You should carefully consider the risks described below, together with all of the other information included in our filings with the United States Securities and Exchange Commission (SEC) when evaluating our business. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and the trading price of shares of our common stock could decline. The occurrence of any of the following risks could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time.

Risk Related to Our Business

We are an emerging growth company with a limited operating history and limited sales to date.

The Company is subject to all of the risks inherent in the establishment of an emerging growth company, including the absence of an operating history, and the risk that we may be unable to successfully operate our business segments. There can be no assurance that the Company will be able to successfully operate our business segments, including without limitation the Company’s technologies, products and services.

The Company was incorporated on November 16, 2016 and only commenced operations thereafter. The Company was incorporated pursuant to the simultaneous filing of the Company’s certificate of incorporation, as filed and stamped by the Delaware Secretary of State on November 16, 2016, and the “Certificate of Conversion from a Delaware Limited Liability Company to a Delaware Corporation”, as filed and stamped on the same date by the Delaware Secretary of State pursuant to Section 265 of the Delaware General Corporation Law. The Company now operates as a “C” corporation formed under the laws of the State of Delaware. Accordingly, we have limited operating history upon which to base an evaluation of our business and prospects. You must consider the risks and difficulties we face as a small operating company with limited operating history.

On August 12, 2017, we announced that we were shifting our primary corporate focus in the transportation/ridesharing industry towards the vehicle rental business with a focus on developing (i) an online rideshare marketplace booking platform to service the ridesharing economy through the Company’s wholly-owned subsidiary Rideshare (the “Rideshare Platform”), and (ii) the maintenance of a fleet of standard passenger vehicles to be made commercially available for rent through the Company’s wholly-owned subsidiary Distinct Cars (“Fleet Management”). Through the Company’s wholly-owned subsidiaries Rideshare and Distinct Cars, we have limited operating history in the vehicle rental, fleet management and transportation industry. We generated $3,289,478 in revenue for fiscal year 2018.

Operating results for future periods are subject to numerous uncertainties and we cannot assure you that the Company will achieve or sustain profitability. The Company’s prospects must be considered in light of the risks encountered by small operating companies with limited operating history, particularly companies in new and rapidly evolving markets. Operating results will depend upon many factors, including our success in attracting and retaining motivated and qualified personnel, our ability to establish short term credit lines or obtain financing from other sources, our ability to develop and market new products, control costs, and general economic conditions. The Company has engaged in limited operations to date, and although the Company believes that its plans to grow, expand and scale operations organically will be successful, there is no assurance that this will be the case. There can be no assurance that the Company’s sales projections and marketing plans will be achieved as anticipated and planned. The Company cannot assure prospective investors that it will be able to successfully develop and market its products and services which may have a material adverse effect on our business.

We will need but may be unable to obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities and in the future, we hope to rely predominantly on revenues generated from operations to fund all of the cash requirements of our activities; however, we do not expect that our current cash on hand will fund our existing operations and future business growth. We will need to raise additional capital in order execute our business plan and growth goals for at least the next twelve-month period thereafter. Future financings may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding.

We have incurred net losses since inception.

For the year ended December 31, 2019, we generated a loss of $3,930,221 and had an accumulated deficit of $25,171,915. For the year ended December 31, 2018, we generated a loss of $13,189,122 and had an accumulated deficit of $21,241,694. For the year ended December 31, 2017, we generated a loss of $6,568,863 and had an accumulated deficit of $8,052,572. Increases in costs and expenses may result in a continuation of losses for the foreseeable future. There can be no assurance that we will be commercially successful.

We have significant working capital requirements and issuance of common stock or the exercise of outstanding warrants and options to meet these working capital requirements and fund our operations may dilute your investment.

We have been operating at a loss since inception and our working capital requirements continue to be significant. As of December 31, 2019, 2018, and 2017, our working capital deficit was $556,395, $5,007,729 and $618,910, respectively. We have been supporting our business predominantly through the sale of debt and equity since inception. Since 2017, we have also been supporting our business through our operating cash flow from our limited operational business segments. However, to date the majority of our working capital needs have been funded through third-party capital financings. We will need additional funding to develop our business segments, to increase our sales and marketing capabilities, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. Our working capital requirements depend and will continue to depend on numerous factors, including the timing of revenues, the expense involved in development of our products and services, and capital improvements. If we are unable to generate sufficient revenue and cash flow from operations, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations, which may have the effect of diluting our existing stockholders or restricting our ability to run our business.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and require that our assets be provided as a security for such debt. Debt financing would also be required to be repaid regardless of our operating results. Equity financing, if obtained, could result in dilution to our then existing stockholders. As of the date of this filing, we have issued and outstanding the Bellridge Capital Warrant to purchase an aggregate of 1,500,000 shares of our common stock. We have also reserved an aggregate of 10,000,000 shares of common stock for issuance under our 2016 Equity Incentive Plan (the “2016 Plan”). As of June 30, 2019, we have options to purchase an aggregate of 300,000 shares of our common stock outstanding pursuant to our 2016 Plan.

We have outstanding debt and lease commitments, which are secured by our assets and it may make it more difficult for us to make payments on our other debt and lease obligations.

As of December 31, 2019, 2018 and 2017, we had outstanding indebtedness totaling $319,667, $2,690,181 and $909,889, respectively. As of December 31, 2019, 2018 and 2017, we had outstanding lease obligations totaling $2,400,565, $3,790,147 and $1,593,291, respectively.

Our debt and lease commitments could have important consequences to you. For example, they could:

●	make it more difficult for us to obtain additional financing in the future for our acquisitions and operations, working capital requirements, capital expenditures, debt service or other general corporate requirements;

●	require us to dedicate a substantial portion of our cash flows from operations to the repayment of our debt and the interest associated with our debt rather than to other areas of our business;

●	limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions or paying dividends;

●	make it more difficult for us to satisfy our obligations with respect to our notes;

●	place us at a competitive disadvantage compared to our competitors that have less debt; and

●	make us more vulnerable in the event of adverse economic and industry conditions or a downturn in our business.

Our ability to meet our debt service and lease obligations depends on our future financial and operating performance, which will be impacted by general economic conditions and by financial, business and other competitive factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs, competition, regulatory developments and delays in our business strategies. Our ability to meet our debt service and lease obligations may depend in significant part on the extent to which we can successfully execute our business strategy and successfully operate our business segments. We may not be able to execute our business strategy and our business operations may be materially impacted.

Typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to our rights. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, ability to generate revenue, operating results or financial condition.

If our business does not generate sufficient cash flow from operations or future sufficient borrowings are not available to us under our credit agreements or from other sources, we might not be able to service our debt and lease commitments, including the notes, or to fund our other liquidity needs. If we are unable to service our debt and lease commitments, due to inadequate liquidity or otherwise, we may have to delay or cancel potential acquisitions, sell equity securities, sell assets or restructure or refinance our debt. We might not be able to sell our equity securities, sell our assets or restructure or refinance our debt on a timely basis or on satisfactory terms or at all. In addition, the terms of our agreements with original equipment manufacturers or debt agreements may prohibit us from pursuing any of these alternatives.

Impact of COVID-19 on Our Business

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. Since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. According to its recent investor update call, Uber’s gross bookings in Seattle are down by 60-70%, and Uber assumes similar declines in other big cities hit by COVID-19. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving. Over the past few weeks, the Company has seen a decline in revenue of approximately 20% and a negative impact on the cash flows of the business. The Company is not able to predict the ultimate impact that COVID-19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. We cannot at this time estimate the long term effect of this unprecedented situation on the rideshare market in general or our Company in particular.

Our Rideshare Platform user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review key metrics related to the operation of our Rideshare Platform business, including, but not limited to, our monthly average users, subscribers and customers to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of Rideshare Platform users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies.

Our Rideshare Platform emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes do not align with the market’s expectations. If that happens, our stock price may be negatively affected.

Our Rideshare Platform business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative products. Our focus on complexity and quick reactions could result in unintended outcomes or decisions that are poorly received by our users or partners. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long-term. These decisions may not produce the long-term benefits that we expect, in which case, our user growth and engagement, our relationships with advertisers and partners, as well as our business, operating results, and financial condition could be seriously harmed.

Our Rideshare Platform and software is highly technical and may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.

Our Rideshare Platform and software is highly technical and complex. Our Rideshare Platform may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently.

We also could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. In addition, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be seriously harmed.

To carry out our business plan we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to fund planned capital expenditures will depend on our ability to generate cash in the future. This ability, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We do not believe that our cash flow from operating activities and our existing capital resources, including the liquidity provided by our credit agreements and lease financing arrangements, will be sufficient to fund our planned capital expenditures. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to fund our other liquidity needs. We may need to delay capital expenditures or seek additional equity financing. For more information see “Management’s Discussion Analysis of Financial Condition and Results of Operation—Liquidity, Capital Resources and Plan of Operations” below.

Our debt and other commitments expose us to a number of risks, including cash requirements for debt and lease obligations, availability and interest rate variability, each of which could hamper our growth and profitability.

A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $319,667 of total notes payable of which $0 is long-term, and $2,400,565 of lease commitment obligations of which $984,119 is long-term, as of December 31, 2019. A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments. In the event of a default for this reason, or any other reason, the potential result could be the acceleration of amounts due, which could have a significant and adverse effect on us.

Because we finance the majority of our operating and strategic initiatives using a variety of commitments, including $2,720,232 in total notes payable and loan facilities, we are dependent on continued availability of these sources of funds. If these agreements are terminated or we are unable to access them because of a breach of financial or operating covenants or otherwise, we will likely be materially affected.

The interest rates we are charged on a substantial portion of our debt, including the Bellridge Note (as defined below), are variable, increasing or decreasing based on changes in certain published interest rates. Increases to such interest rates would likely result in significantly higher interest expense for us, which would negatively affect our operating results. Because many of our customers finance their vehicle purchases, increased interest rates may also decrease vehicle sales, which would negatively affect our operating results.

We are a holding company and as a result rely on payments from our subsidiaries in order to meet our cash needs and service our debt. Our subsidiaries may not be able to distribute the necessary funds to us and this could adversely affect our ability to make payments on our indebtedness.

As a holding company without independent means of generating operating revenues, YayYo, Inc., depends on dividends, distributions and other payments, from our subsidiaries to fund our obligations and to meet our cash needs. If the operating results of our subsidiaries at any given time are insufficient to make distributions to us, we would be unable to make payments on our outstanding indebtedness

We face intense competition that may lead to downward pricing or an inability to increase prices.

The vehicle rental and used-vehicle sale industries are highly competitive and are increasingly subject to substitution. While price is not the only competitive factor, we believe price is one of the primary competitive factors in the vehicle rental market and that technology has enabled cost-conscious customers, including business travelers, to more easily compare rates available from rental companies. In addition, our competitors may reduce prices in order to, among other things, attempt to gain a competitive advantage, capture market share, or to compensate for declines in rental activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors’ pricing, our revenues and results of operations, financial condition, liquidity and cash flows could be materially adversely affected. If competitive pressures lead us to match any of our competitors’ downward pricing and we are not able to reduce our operating costs, then our margins, results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

Further, we may in the future develop and launch other products or services that may be in direct competition with the various players in the ridesharing industry, such as Uber and Lyft, and all of whom have greater resources than us. There are low barriers to entry, and we expect that competition will intensify in the future. We believe that numerous factors, including price, offerings, reliability, client base, brand name and general economic trends will affect our ability to compete successfully. Our existing and future competitors may include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we do. There can be no assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully. Increased competition could result in significant competition, which in turn could result in lower revenues, which could materially adversely affect our potential profitability.

We might incur expenses to develop products that are never successfully commercialized.

We have incurred and expect to continue to incur research and development and other expenses in connection with our products business. The potential products to which we devote resources might never be successfully developed or commercialized by us for numerous reasons. For example, until June 30, 2017, we were focused on the development and commercialization of a single sign-on metasearch “ridesharing” (the “Metasearch App”). We completed the development of the Metasearch App; however, we have no intention to further develop or market the Metasearch App. Such additional expenses could have a material adverse effect on our business, financial condition and prospects.

We face risks related to uninsured liabilities or future claims that exceed our insurance limits.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented by us, and for employment-related injury claims by our employees. We purchase insurance to cover us for these claims. We cannot assure you, however, that we will not be exposed to uninsured liability potentially resulting in multiple payouts or otherwise, liabilities in respect of existing or future claims exceeding the level of our insurance, availability of sufficient capital to pay any uninsured claims or the availability of insurance with unaffiliated carriers maintained on economically reasonable terms, if at all. While we have insurance for many of these risks, we retain risk relating to certain of these perils and certain perils are not covered by our insurance.

We are subject to a wide variety of regulatory burdens related to our operations.

We are subject to a wide variety of regulatory burdens related to our operations, and while management believes that the chosen operations and strategies are achievable in light of current economic and legal conditions, changes in the following regulatory areas may require management to make significant modifications to our stated strategies depending on future events.

Governmental regulations, claims and legal proceedings. Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. We could also be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws.

Vehicle Requirements. Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., vehicle manufacturers are subject to federally mandated corporate average fuel economy standards which will increase substantially through 2025. Furthermore, numerous states, including California, have adopted or are considering requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements and new federal or state restrictions on emissions on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the new vehicles that we sell.

Environmental regulations. We are subject to a wide range of environmental laws and regulations, including those governing: discharges into the air and water; the operation and removal of storage tanks; and the use, storage and disposal of hazardous substances. In the normal course of our operations we use, generate and dispose of materials covered by these laws and regulations. We face potentially significant costs relating to claims, penalties and remediation efforts in the event of non-compliance with existing and future laws and regulations.

Accounting rules and regulations. The Financial Accounting Standards Board is currently evaluating several significant changes to generally accepted accounting standards in the U.S., including the rules governing the accounting for leases. Any such changes could significantly affect our reported financial position, earnings and cash flows. In addition, the Securities and Exchange Commission is currently considering adopting rules that would require us to prepare our financial statements in accordance with International Financial Reporting Standards, which could also result in significant changes to our reported financial position, earnings and cash flows.

Changes in the U.S. legal and regulatory environment that affect our operations, including laws and regulations relating to taxes, automobile related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, licensing and franchising, automotive retail sales, fuel costs, cost and fee recovery and the banking and financing industry could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

We are subject to a wide variety of U.S. laws and regulations and changes in the level of government regulation of our business have the potential to materially alter our business practices and materially adversely affect our financial condition, results of operations, liquidity and cash flows, including our profitability. Those changes may come about through new laws and regulations or changes in the interpretation of existing laws and regulations.

Any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

Certain proposed or enacted laws and regulations with respect to the banking and finance industries, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (including risk retention requirements) and amendments to the SEC’s rules relating to asset-backed securities, could restrict our access to certain financing arrangements and increase our financing costs, which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We rely on third-party insurance policies to insure auto-related risks. If insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.

We procure third-party insurance policies which provide coverage for both owners and drivers on our platform. If the amount of one or more auto-related claims were to exceed our applicable aggregate coverage limits, we may bear the excess liability. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of coverage limits, (iii) our insurance providers fail to pay insurance claims, or (iv) we experience a claim for which coverage is not provided.

Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.

We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. A number of external factors can affect the actual losses incurred for any given claim, including the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments and judicial developments. Additionally, we may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the deficiency is determined and negatively impact our financial condition and results of operations.

We may not be able to obtain adequate financing to continue our operations.

We will need to raise additional funds through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions. This capital will be necessary to fund ongoing operations and continue research and development activities, including the Rideshare Platform, and our Fleet Management business. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects would be materially and adversely affected.

We may pursue strategic transactions which could be difficult to implement, disrupt our business or change our business profile significantly.

Any future strategic acquisition or disposition of assets or a business could involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty integrating the acquired business or segregating assets and operations to be disposed of; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the acquisition or disposition or against any business we may acquire; (iv) changing our business profile in ways that could have unintended negative consequences; and (v) the failure to achieve anticipated synergies.

If we enter into significant strategic transactions, the related accounting charges may affect our financial condition and results of operations, particularly in the case of an acquisition. The financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. A material disposition could require the amendment or refinancing of our outstanding indebtedness or a portion thereof.

We have no long-term employment agreements in place with our executive officers.

As of the date of this Annual Report we have no employment agreements or similar arrangements with our executive officers. If we fail to reach mutually satisfactory agreement with our executives, any one or more of such persons may terminate their association with the Company. The loss of any one or more of these experienced executives may have a material and adverse effect on our Company and its business prospects.

Our business operations are dependent upon the ability of our new employees to learn their new roles.

In connection with the transition of our business operations, we have replaced many employees in key functions. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, some of which are new, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these new employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully operate our business segments, financial plans, marketing and other objectives, could be significantly impaired.

Raising additional capital by issuing additional securities may cause dilution to our current and future shareholders.

We will need to, or desire to, raise substantial additional capital in the future. Our future capital requirements will depend on many factors, including, among others:

●	Our degree of success in generating rental and servicing fees from both our Fleet Management business and the Rideshare Platform;

●	The costs of establishing or acquiring sales, marketing, and distribution capabilities for our services;

●	The extent to which we acquire or invest in businesses, products, or technologies, and other strategic relationships; and

●	The costs of financing unanticipated working capital requirements and responding to competitive pressures.

If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage of ownership of the then-existing shareholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing shareholders. Additionally, future sales of a substantial number of shares of our common stock, or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock, or other equity-related securities would have on the market price of our common stock at any given time.

If our management is unable to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations, our results of operations, financial condition, liquidity and cash flows could suffer.

Because vehicle costs typically represent our single largest expense and vehicle purchases are typically made weeks or months in advance of the expected use of the vehicle, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and consumer preferences with respect to the mix of vehicles used in our rental operations. To the extent we do not purchase sufficient numbers of vehicles, or the right types of vehicles, to meet consumer demand, we may lose revenue to our competitors. If we purchase too many vehicles, our vehicle utilization could be adversely affected and we may not be able to dispose of excess vehicles in a timely and cost-effective manner. If our management is unable to accurately estimate future levels of rental activity and determine the appropriate mix of vehicles used in our rental operations, including because of changes in the competitive environment or economic factors outside of our control, our results of operations, financial condition, liquidity and cash flows could suffer.

Our corporate governance documents provide that we will indemnify our directors, officers and employees to the fullest extent permitted by law which may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties.

Our Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	breach of their duty of loyalty to us or our stockholders;

●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

●	transactions for which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission. Our bylaws provide that we will indemnify our directors, officers and employees to the fullest extent permitted by law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these bylaw provisions are necessary to attract and retain qualified persons as directors and officers. The limitation of liability in our Certificate of Incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Concentrating voting control will limit or preclude our other stockholders’ ability to influence corporate matters, including the election of directors, any merger, consolidation or other major corporate transaction requiring stockholder approval, which may negatively impact your liquidity and/or your gain on your investment.

As a condition to our listing on Nasdaq,(i) Ramy El-Batrawi, our founder and original Chairman of the Board and original Chief Executive Officer, resigned from all positions with the Company, (ii) X, LLC, an entity that is wholly-owned and controlled by Mr. El-Batrawi, agreed to sell 12,525,000 of its 15,425,000 shares of common stock, reducing, X, LLC’s beneficial ownership to 9.9% of our common stock then outstanding, and (iii) Mr. El-Batrawi entered into a Voting Trust Agreement (the “Trust”) pursuant to which the voting power of all of his outstanding common stock was controlled by a trustee who was required to use the voting power of the common stock held in the Trust to vote on all matters presented for a vote of stockholders in the same proportion that the shares of common stock not subject to the Trust voted on such matters. However, the Trust terminated upon our delisting from Nasdaq, and Mr. El-Batrawi has investment and voting control over our shares beneficially owned by him (2,900,000 shares as of the date of this Annual Report).

As of the date of this Annual Report, the Gray Mars Venus Trust (“Gray Mars”), of which John Gray is the beneficial owner, owns approximately 35.1% of our outstanding shares of common stock and thereby has a significant ability to influence corporate matters, including the election of directors, any merger, consolidation or other major corporate transaction requiring stockholder approval, which may negatively impact your liquidity and/or your gain on your investment.

In addition to the stock controlled by John Gray, seven other individuals or entities own 34.5% of our common stock, which further concentrates the influence on corporate matters among a few shareholders.

As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. For example, effective January 22, 2020, eight stockholders, including the Trust and Gray Mars, acting by written consent, holding approximately 76% of our common stock then outstanding, removed three directors of the Company from office, and thereafter the remaining directors of the Company elected three new directors to fill such vacancies.

This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Negative sentiment or press regarding our founder and Chief Executive Officer and director may harm the reputation of the Company.

Mr. El-Batrawi is our founder and both a former and our current Chief Executive Officer and director. Since 2012, Mr. El-Batrawi has been the owner and Chief Executive Officer of Growth Strategy Investments, LLC and, since 2015, Mr. El-Batrawi has been the managing director of X, LLC, both of which are management companies. On April 13, 2006, Ramy El Batrawi was named, along with others officers, directors and/or associates of Genesis Intermedia, Inc., as defendants in an SEC enforcement action. In the SEC complaint, filed in the United States District Court for the Central District of California, entitled SEC v. Ramy El-Batrawi, et al., United States District Court for the Central District of California, Case No 2: -06-cv-02247-(MRP_(RZ) (the “Action”). The Action alleged violations of Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with a stock loan and manipulation scheme. The Action alleged, among other things, that defendants had violated antifraud provisions of federal securities laws by orchestrating a scheme to manipulate the stock price of Genesis Intermedia, Inc. (GENI), a now-defunct public company that was based in Van Nuys, California (the “Complaint”). On April 1, 2010, Mr. El-Batrawi settled the Action by entering into a final judgment by consent with the SEC, without admitting or denying the allegations contained in the Complaint (the “Settlement”). In connection with the voluntary Settlement of the charges set forth in the Complaint, the U.S. District Court for the Central District of California entered the consent against Mr. El-Batrawi, which, among other things, barred Mr. El-Batrawi from acting as an officer or director of a public company for a period of five years following the date of entry of the final judgment by consent. Any negative perception of Mr. El-Batrawi by our current or prospective investors, lenders, investment bankers, financial advisors, customers, service providers or suppliers, and/or any negative press stories about Mr. El-Batrawi, may harm the reputation of the Company and damage our business prospects.

We rely on our management team, which has little experience working together.

We depend on a small number of executive officers and other members of management to work effectively as a team, to execute our business strategy and operating business segments, and to manage employees and consultants. Our success will be dependent on the personal efforts of our Chief Executive Officer, our directors and such other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time, and the loss of the services of such individuals could have a material adverse effect on our business and prospects. Ramy El-Batrawi, our founder and original Chairman of the Board and original Chief Executive Officer of the Company from its incorporation of the Company, resigned from all positions with the Company as a condition for being approved for listing on The Nasdaq Capital Market. After our delisting from Nasdaq, Mr. El-Batrawi was reappointed as our Chief Executive Officer and a director, and our former Chief Executive Officer, Jonathan Rosen, and our former President, Boyd Bishop, resigned. Our management team has only worked together for only a very short period of time and may not work well together as a management team.

We may fail to respond adequately to changes in technology and customer demands.

In recent years our industry has been characterized by rapid changes in technology and customer demands. For example, in recent years, industry participants have taken advantage of new technologies to improve vehicle utilization, decrease customer wait times and improve customer satisfaction. Our industry has also seen the entry of new competitors whose businesses and efforts continue to introduce various types of self-driving vehicles. Our ability to continually improve our current processes, products and offerings in response to changes in technology is essential in maintaining our competitive position and maintaining current levels of customer satisfaction. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced product offerings.

User engagement and growth depends on software and device updates beyond our control.

Our mobile application and websites are currently available on multiple operating systems, including iOS and Android, across multiple different manufacturers, including Motorola, LG, Apple and Samsung and on thousands of devices. Changes to the device infrastructure or software updates on such devices could render our platform and services useless or inoperable and require users to utilize our website rather than our mobile application which may result in decreased user engagement. Any decrease in user engagement may devalue our value proposition to customers who may no longer continue to do business with us which may have a material adverse effect on business, financial conditions and results of operation.

Defects in our mobile application may adversely affect our business.

Tools, code, subroutines and processes contained within our mobile application may contain defects when updates and new versions are released. Our introduction of a mobile application with defects or quality problems may result in adverse publicity, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our services or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results of operations.

We may not be able to manage our growth effectively.

Our growth is expected to place, a significant strain on our managerial, operational and financial resources. As the number of our users, partners and other business partners grows, we must increasingly manage multiple relationships with various customers, strategic partners and other third parties. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully grow and scale our services, products and offerings. Our operating results will also depend on our ability to expand sales and marketing commensurate with the growth of our business and the ridesharing industry. If we are unable to manage growth effectively, our business, results of operations and financial condition will be adversely affected.

Maintaining favorable brand recognition is essential to our success, and failure to do so could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Our business is heavily dependent upon the favorable brand recognition that our “YayYo”, “Distinct Cars” and “Rideshare” brand names have in the markets in which they participate. Factors affecting brand recognition are often outside our control, and our efforts to maintain or enhance favorable brand recognition, such as marketing and advertising campaigns, may not have their desired effects. In addition, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions and various laws may limit our ability to enforce the terms of these agreements or to terminate the agreements. Any decline in perceived favorable recognition of our brands could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Changes in U.S., global or regional economic conditions.

A current decrease in economic activity in the United States or, depending on future operations, in other regions of the world in which we plan to operate our Fleet Management business segment, Rideshare Platform and related services could adversely affect demand, thus reducing our ability to generate revenue. A decline in economic conditions could reduce our users’ interest in utilizing our products and services. In addition, an increase in price levels generally, or in price levels in a particular sector such as the fuel sector, could result in a shift in consumer demand away from ridesharing services, which could also adversely affect our revenues and, at the same time, increase our costs.

Risks Relating to Our Business and Industry.

If our efforts to attract prospective customers to our Fleet Management business and Rideshare Platform are not successful, or we fail to retain customers or continue attracting existing customers to our products and services, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and generate revenue depends on retaining and expanding our total customer base, increasing revenue by effectively monetizing our Rideshare Platform user base, and increasing the number of customers to our Fleet Management business. We must convince prospective customers of the benefits of our ridesharing vehicle rental services and equipment offerings and our existing users of the continuing value of our products and services, including our Rideshare Platform. Our ability to attract new users and customers, retain existing users and customers. If we fail to keep pace with competing offerings or technological advancements to the ridesharing industry or fail to offer compelling product offerings and state-of-the-art delivery for our Rideshare Platform to meet consumer demands, our ability to grow or sustain the reach of our product and service offerings, attract and retain users and customers may be adversely affected.

We have no control over the Vehicle Registration Requirements or such other ridesharing vehicle requirements imposed by the major Transportation Network Company (“TNC”) providers, and our business may be adversely affected in the event that TNC providers restrict or limit prospective ridesharing drivers from utilizing or registering rental vehicles with the TNC.

We rely on the major TNC businesses that drive and service the ridesharing economy, over whom we have no control, to impose the Vehicle Registration Requirements and permit prospective ridesharing drivers to utilize lease or rental vehicles, such as our product offerings, under their employment with the major TNC ridesharing services. We cannot guarantee that each major TNC business will always permit prospective ridesharing drivers to use third-party lease or rental vehicles under their employment agreement with the TNC.

Our business may be adversely affected if our ability to rent vehicles maintained under our Fleet Management business is limited, impaired or delayed because of a modification to the Vehicle Registration Requirements or any similar prohibition that prevents prospective ridesharing drivers from renting our Fleet Management vehicles or other third-party vehicle rentals for use under the terms of the prospective ridesharing drivers agreement with such TNC businesses.

We face risks of increased costs of cars, including as a result of limited supplies of competitively priced cars.

As of the date of this Annual Report, we have financed the purchase and leasing of the Hyundai cars that we rent from ACME Auto Leasing, LMP Financial Services and United Mile Fleet. Under the terms of a commercial partnership program, Hyundai USA has agreed to extend fleet program competitive pricing options below manufactures’ suggested retail prices (“MSRP”) on all Hyundai vehicles purchased through selected dealerships. We cannot assure you that we will be able to maintain membership in the Hyundai commercial partnership program or continue receiving competitive pricing options below MSRP rates on all Hyundai vehicles purchased. If Hyundai USA cancels the commercial partnership program or does not offer us competitive terms and conditions, and we are not able to purchase sufficient quantities of cars from other automobile manufacturers on competitive terms and conditions or below MSRP rates, then we may be forced to purchase cars at higher prices, or on terms less competitive, than for cars purchased by our competitors. In addition, certain car manufacturers, such as Ford, have adopted strategies to de-emphasize sales to the car rental industry which they view as less profitable due to historical sales incentive and other discount programs that tended to lower the average cost of cars for fleet purchasers such as us. Reduced or limited supplies of equipment together with increased prices are risks that we also face in our equipment rental business. We cannot offer assurance that we will be able to pass on increased costs of cars or equipment to our rental customers. Failure to pass on significant cost increases to our customers would have a material adverse impact on our results of operations and financial condition.

Fluctuations in fuel costs or reduced supplies could harm our business.

We could be adversely affected by limitations on fuel supplies, the imposition of mandatory allocations or rationing of fuel or significant increases in fuel prices. A severe or protracted disruption of fuel supplies or significant increases in fuel prices could have a material adverse effect on our financial condition and results of operations, either by directly interfering with our normal activities or by disrupting the air travel on which a significant portion of our car rental business relies.

The concentration of our reservations, accounting and information technology functions at a limited number of facilities in California creates risks for us.

We have concentrated our reservations functions for the United States in one office location in Los Angeles, California, and we have concentrated our accounting functions for the United States in one office location in Los Angeles. In addition, our major information systems are centralized in our office location in Los Angeles. A disruption of normal business at any of our principal office location in Los Angeles, California, whether as the result of localized conditions (such as a fire or explosion) or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and systems activities.

We face risks arising from our heavy reliance on communications networks and centralized information systems.

We rely heavily on information systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, account for our activities and otherwise conduct our business. We have centralized our information systems in one office location in Los Angeles, California, and we rely on communications service providers to link our systems with the business locations these systems serve. A simultaneous loss of both facilities, or a major disruption of communications between the systems and the locations they serve, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. Our systems back-up plans, business continuity plans and insurance programs are designed to mitigate such a risk, not to eliminate it. In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.

The misuse or theft of information we possess could harm our reputation or competitive position, adversely affect the price at which shares of our common stock trade or give rise to material liabilities.

We possess non-public information with respect to individuals, including our customers and our current and former employees, and businesses, as well as non-public information with respect to our own affairs. The misuse or theft of that information by either our employees or third parties could result in material damage to our brand, reputation or competitive position or materially affect the price at which shares of our common stock trade. In addition, depending on the type of information involved, the nature of our relationship with the person or entity to which the information relates, the cause and the jurisdiction whose laws are applicable, that misuse or theft of information could result in governmental investigations or material civil or criminal liability. The laws that would be applicable to such a failure are rapidly evolving and becoming more burdensome.

If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business, or have an adverse effect on our results of operations.

We intend to pursue growth primarily through internal growth, but from time to time we may consider opportunistic acquisitions which may be significant. Any future acquisition would involve numerous risks including, without limitation:

●	potential disruption of our ongoing business and distraction of management;

●	difficulty integrating the acquired business; and

●	exposure to unknown liabilities, including litigation against the companies we may acquire.

If we make acquisitions in the future, acquisition-related accounting charges may affect our balance sheet and results of operations. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions.

Our business is cyclical, and a disruption in rental activity could materially adversely affect our results of operations.

In the car rental business, a decline in economic activity typically results in a decline in both business and leisure travel and, accordingly, a decline in the volume of car rental transactions. In the equipment rental business, a decline in economic activity typically results in a decline in activity in non-residential construction and other businesses in which our equipment rental customers operate and, therefore, results in a decline in the volume of equipment rental transactions. In the case of a decline in car or equipment rental activity, we may reduce rental rates to meet competitive pressures, which could have a material adverse effect on our results of operations. A decline in economic activity also may have a material adverse effect on residual values realized on the disposition of our revenue earning cars and/or equipment.

Certain significant components of our expenses, including real estate taxes, rent, utilities, maintenance and other facility-related expenses, the costs of operating our information systems and minimum staffing costs, are fixed in the short-run. Cyclical changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. The Company believes that the second and third quarters of the year will be stronger quarters due to their increased levels of leisure travel and construction activity. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity and/or results of operations.

We may be unable to maintain or establish relationships with third-party partners, ridesharing services or technology providers, which could limit the information we are able to provide to users.

We anticipate that the demand for our products and services will be dependent on key relationships with ridesharing services, auto manufacturers, fleet providers and other industry providers. We will seek to develop and maintain relationships with these companies. Failure to continue to develop and/or maintain these relationships, and/or a failure for these relationships to yield benefit would have an adverse effect on our business.

We rely on the performance of highly skilled personnel, including senior management and our technology professionals, and if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and our skilled team members. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute and operate our business segments, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.

Competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense both in the U.S. and abroad.

Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. Software engineers and technology professionals are key individuals in designing the code and algorithms necessary to our Rideshare Platform. Therefore, our ability to attract top talent and experienced engineers and technology professional is important to our success. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.

We rely on non-employee third parties for important services which may impact steady growth if third parties to provide important services cannot be retained.

We will have a small number of employees and we do not have any operational infrastructure or prior operating history. We intend to rely on our management team, our advisors, third-party consultants, outside attorneys, advisors, accountants, auditors, and other administrators. The loss of services of any of such personnel may have a material adverse effect on our business and operations and there can be no assurance that if any or all of such personnel were to become unavailable, that qualified successors can be found, on acceptable terms.

We depend on third parties to provide us with services critical to our business including, equipment manufacturers that provide us with standard passenger vehicles and vehicle leasing services at competitive prices. While we believe that there is sufficient supply in the market, the failure of any of these third parties to adequately provide the needed services could have a material adverse effect on our business.

Governmental regulation and associated legal uncertainties could limit our ability to expand our product offerings or enter into new markets and could require us to expend significant resources, including the attention of our management, to review and comply with such regulations.

Elements of the ridesharing industry are currently or will be regulated by Federal, state, city and/or local governments, and our ability to provide these services is and will continue to be affected by government regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies with respect to the ridesharing industry or “Transportation Network Companies” (“TNC”) could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition. Moreover, in the future, we may elect to add services or products to our business plan that compete directly with ridesharing services, such as Uber and Lyft, which could expose us to additional regulations, compliance obligations and legal challenges. In addition, our business strategy involves expansion into regions around the world, many of which have different legislation, regulatory environments, tax laws and levels of political stability. Compliance with foreign legal, governmental, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. It is intended that our business will assist with the processing of customer credit card transactions which would result in us receiving and storing personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information, which is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if government regulations require TNCs, and as a result, cause us to significantly change our business practices with respect to this type of information.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

We believe that intellectual property will be critical to our success, and that we will rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements to protect our proprietary rights. If we are not successful in protecting our intellectual property, it could have a material adverse effect on our business, results of operations and financial condition. While we believe that we will be issued trademarks, copyrights and other intellectual property to protect our business, there can be no assurance that our operations do not, or will not, infringe valid, enforceable third-party patents of third parties or that competitors will not devise new methods of competing with us that are not covered by our anticipated patent applications. Moreover, it is intended that we will rely on intellectual property and technology developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our intended services will be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying or use, which could adversely affect our competitive position. We may license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. Also, to the extent third parties are obligated to indemnify us for breaches of our intellectual property rights, these third parties may be unable to meet these obligations. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We anticipate that a substantial amount of our processes and technologies will be protected by trade secret laws. In order to protect these technologies and processes, we intend to rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. To the extent that our employees, contractors or other third parties with which we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products, services by copying functionality, among other things. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

Our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us.

We rely heavily on communication networks and information technology systems to accept reservations, process rental and sales transactions, manage our pricing, manage our revenue earning vehicles, manage our financing arrangements, account for our activities and otherwise conduct our business. Our reliance on these networks and systems exposes us to various risks that could cause a loss of reservations, interfere with our ability to manage our vehicles, slow rental and sales processes, adversely affect our ability to comply with our financing arrangements and otherwise materially adversely affect our ability to manage our business effectively. Our major information technology systems, reservations and accounting functions are centralized in a few locations worldwide. Any disruption, termination or substandard provision of these services, whether as the result of localized conditions (such as a fire, explosion or hacking), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and information technology functions or by eliminating access to financing arrangements. Any disruption or poor performance of our systems could lead to lower revenues, increased costs or other material adverse effects on our results of operations, financial condition, liquidity or cash flows.

Defects in our Rideshare Platform and its functionality and the technology powering our custom development services may adversely affect our business.

It is anticipated that the tools, code, subroutines and processes contained within our Rideshare Platform or the technology powering our custom development services may contain defects when introduced and also when updates and new versions are released. The introduction of our Rideshare Platform or custom development services with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results of operations.

Manufacturer safety recalls could create risks to our business.

Our Fleet Management vehicles may be subject to safety recalls by their manufacturers. The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits us from renting vehicles with open federal safety recalls and to repair or address these recalls prior to renting or selling the vehicle. Any federal safety recall with respect to our vehicles would require us to decline to rent recalled vehicles until we can arrange for the steps described in the recall to be taken. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to rent recalled vehicles for a significant period of time. Those types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles and could also result in the loss of business to our competitors. Depending on the severity of any recall, it could materially adversely affect our revenues, create customer service problems, reduce the residual value of the recalled vehicles and harm our general reputation.

If we are unable to purchase adequate supplies of competitively priced vehicles and the cost of the vehicles we purchase increases, our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

The price and other terms at which we can acquire vehicles vary based on market and other conditions. For example, certain vehicle manufacturers have in the past, and may in the future, utilize strategies to de-emphasize sales to the vehicle rental industry, which can negatively impact our ability to obtain vehicles on competitive terms and conditions. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. If we are unable to obtain an adequate supply of vehicles, or if we obtain less favorable pricing and other terms when we acquire vehicles and are unable to pass on any increased costs to our customers, then our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

If third parties claim that we infringe their intellectual property, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in the ridesharing industry increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements or obtain them on terms acceptable to us.

Failure to comply with federal and state privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Further, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could adversely affect our business. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business model is entirely dependent on the continued success and viability of the ridesharing industry and “transportation network companies”, and we may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our ability to generate revenues.

Private drivers use their personal automobiles to pick up the customers and drive them to the desired destination in exchange for a negotiated fee. The passengers then write reviews, similar to other peer-to-peer online services. Large amounts of venture capital and private equity has been invested in a handful of these new companies, which have the potential to disrupt the traditional transportation industry. However, the ridesharing marketplace has come under increased scrutiny from governments and various interested groups (such as taxi drivers, taxi companies, environmentalists, etc.) have continuously opposed the proliferation of ridesharing services in recent years. Despite opposition from many of these interested groups and governmental agencies, on September 19, 2013, the California Public Utilities Commission (“CPUC”) voted unanimously to allow these ridesharing services to operate in California as a new category of business called “transportation network companies” (“TNC”).

In California, licenses will be issued to qualifying TNCs, subject to new regulations that require drivers to undergo criminal background checks and vehicle inspections, receive driver training, follow a zero-tolerance policy on drugs and alcohol, and carry insurance policies with a minimum of $1 million in liability coverage. Some of the companies that are expected to receive new TNC licenses include Lyft (www.lyft.me), SideCar (www.side.cr) and UberX (www.uber.com). The CPUC has responded to rapidly evolving disruptive technology and its decision will likely set an example for cities and states across the country. Its decision is also expected to preempt ongoing efforts by some California cities to regulate or ban peer-to-peer ridesharing under their authority to license taxi companies. The City of Los Angeles, however, is currently considering a possible appeal of the CPUC decision and implementing additional regulations to TNC drivers, which have been referred to as “Bandit cabs” by some on the City Council. Other cities across the country are also now looking at new regulations for Rideshare companies.

As can be gleaned from these recent events around the ridesharing industry, this new business model is not without its opponents. Some raise concerns about public safety and the potential for abuse or unintended consequences, while others question whether the new regulations require additional enforcement capability. The taxi industry, which is less than pleased to see this new competition, has criticized these ridesharing apps as operating essentially like unlicensed taxi cabs. Since the new technology uses GPS to measure the distance of a ride and the corresponding fee, the taxi industry believes that it works similarly to a taxi meter and should therefore comply with local taxi ordinances. Some of the primary concerns raised by skeptics include how liability will be allocated between the TNC and its independent contractor driver, and how the insurance industry will adapt to this new business. Proper hiring practices, training and oversight by the TNC also will be necessary to ensure public safety. The extent to which the TNCs will be inspected and the new regulations enforced is still unclear, but this will be an important means by which the public may judge the safety of this new industry. Based on the direction states and cities are heading with respect to the governance of TNCs or ridesharing services, and the ever increasing popularity and use of ridesharing services and TNCs, it is likely that a number of laws and regulations will become applicable to us or the TNCs which we rely upon for the operation of products and related services or may be adopted in the future with respect to mobile applications and/or TNCs covering issues such as: (i) liability, (ii) unionization, (iii) rules and standards for drivers, vehicles, and passenger safety, (iv) licensing and insurance requirements, and (v) environmental concerns, among others. It is difficult to predict how existing laws will be applied to our business and the new laws and regulations to which we and/or ridesharing services will likely become subject. If ridesharing services are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to sustain our operating business segments. We anticipate that scrutiny and regulation of the ridesharing industry will increase and we will be required to devote legal and other resources to addressing such regulation, either directly or indirectly. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service or operating costs.

We may be subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could adversely affect our business financial condition and results of operations.

We may be subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could adversely affect our business, financial condition and results of operations. We anticipate accepting payment from our users primarily through credit card transactions and certain online payment service providers. The ability to access credit card information on a real time-basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our dating products is critical to our success. When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are ever affected by such a breach experienced by us or a third party, affected users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition and results of operations. Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant user effort. Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, any of which could adversely affect our business, financial condition and results of operations. Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for recurring membership payments may adversely affect our business, financial condition and results of operations.

We depend upon intellectual property and proprietary rights that are vulnerable to unauthorized use.

We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary information. Our success will depend, in part, on our ability to operate without infringing the patent or other proprietary rights of others and our ability to preserve our trade secrets and other proprietary property, including our rights in any technology licenses upon which any of our products or services are based. Our inability to preserve such rights properly or operate without infringing on such rights would have a material adverse effect on our business, results of operations and financial condition. We currently do not own any registered copyrights, patents or patent applications pending. It may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization. In addition, there can be no assurance that any confidentiality agreements between us and our employees, or any license agreements with our customers, will provide meaningful protection for our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

We may not be able to keep up with rapid technological changes.

To remain competitive, we must continue to enhance and improve the usability, functionality, and features of our Rideshare Platform and related services. The evolving nature of the ridesharing industry, transportation network companies, telecommunications, apps, and mobile based services, which is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices, could render our existing systems, app and services obsolete. Our success will depend, in part, on our ability to develop, innovate, license or acquire leading technologies useful in our business, enhance our existing solutions, develop new solutions and technology that address the increasingly sophisticated and varied needs of our current and prospective users, and respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not successfully use new technologies effectively or adapt our proprietary technology and app to user requirements or emerging industry standards on a timely basis. Our ability to remain technologically competitive may require substantial expenditures and lead time. If we are unable to adapt in a timely manner to changing market conditions or user requirements, our business, financial condition and results of operations could be seriously harmed.

We depend on the continued growth and reliability of the internet, global positioning systems, ridesharing services and apps.

The recent growth in the use of apps and ridesharing services may cause periods of decreased performance for many ridesharing services, internet providers, apps and related service providers. If app and ridesharing usage continues to grow rapidly, the infrastructure these services are reliant upon (i.e. the internet, global positioning systems, and telecommunications networks and devices) may not be able to support these demands and therefore performance and reliability may decline. Decreased performance with respect to some or all of these critical components of our business model has also been attributed to illegal attacks by third parties. If outages or delays occur frequently or increase in frequency, or businesses are not able to protect themselves adequately from such illegal attacks, the market for mobile apps, ridesharing services and related technologies could grow more slowly or decline, which may reduce the demand for our Rideshare Platform and related services.

Our business is dependent upon consumers renting our Fleet Management vehicles, using our Rideshare Platform and related services and if we fail to obtain broad adoption, our business would be adversely affected.

Our success will depend on our ability to monetize our fleet of vehicles and our Rideshare Platform, ensuring our Rideshare Platform is fully functional and reliable as intended, operate and educate consumers regarding the benefits of renting vehicles for ridesharing opportunities, and persuade them to adopt YayYo! and/or “Rideshare” as their “go to” ridesharing vehicle rental service provider. We do not know if our products and services will be successful over the long term and market acceptance may be hindered if our Rideshare platform does not function efficiently and/or our user experience is not compelling and financially beneficial to our users. If consumers do not adopt and use our Rideshare Platform and related services, we will not be able to generate revenues and our financial condition will suffer as a result.

International expansion of our business exposes us to market, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy includes eventual international expansion. Adapting our Rideshare Platform to function internationally and doing business internationally involves a number of risks, including: (i) multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses; (ii) obtaining regulatory approvals where required; (iii) requirements to maintain data and the processing of that data on servers located within such countries; (iv) complexities associated with managing multiple payment processing methods and multiple ridesharing service providers; (v) natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, protests, boycotts, curtailment of trade and other market restrictions; and (vi) regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977 (“FCPA”), U.K. Bribery Act of 2010 and comparable laws and regulations in other countries. Any of these factors could significantly harm our future international expansion and operations and, consequently, our ability to generate revenue and results of operations.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or users or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our third-party billing and collections providers and ridesharing service partners may collect and store sensitive data, including legally-protected personal information. We may also process and store and use additional third-parties to process and store, sensitive intellectual property and other proprietary business information, including that of our customers and collaborative partners. While we intend to implemented data privacy and security measures that will be compliant with applicable privacy laws and regulations, future security breaches could subject us to liability for violations of various laws, rules or regulations, civil liability, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to focus on our operating business segments.

The technology industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products or services, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products may include hardware and software components that we purchase from vendors and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products and services or to use product names. We may become a party to patent or trademark infringement or trade secret related disputes or litigation as a result of these and other third party intellectual property rights being asserted against us. The defense and prosecution of these matters are both costly and time consuming. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third party’s patent or trademark or of misappropriating a third party’s trade secret.

Further, if such patents, trademarks, or trade secrets are successfully asserted against us, this may harm our business and result in injunctions preventing us from selling our products, license fees, damages and the payment of attorney fees and court costs. In addition, if we are found to willfully infringe third party patents or trademarks or to have misappropriated trade secrets, we could be required to pay treble damages in addition to other penalties. Although patent, trademark, trade secret, and other intellectual property disputes in the technology industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our Rideshare Platform or related services in order to avoid infringement.

Additionally, in the future we may need to commence proceedings against others to enforce our patents or trademarks, if applicable, or to protect our copyrights, trade secrets or know how, trade secrets or know how, or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. We may not be able to stop a competitor from marketing and selling products that are the same or similar to our products and services or from using product or service names that are the same or similar to ours, and our business may be harmed as a result.

We may face claims from companies that incorporate open source software into their products or from open source licensors, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to cease offering our Rideshare Platform unless and until we can re-engineer it to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and operating results.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We use open source software in connection with our technology development. From time to time, companies that use open source software have faced claims challenging the use of open source software and/or compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source licenses require users who distribute software containing open source to make available all or part of such software, which in some circumstances could include valuable proprietary code of the user. We intend to monitor the use of open source software and will try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose proprietary source code or pay damages for breach of contract could be harmful to our business, results of operations or financial condition, and could help our competitors develop products and services that are similar to or better than ours.

No assurances of protection for proprietary rights; reliance on trade secrets.

In certain cases, we may rely on trade secrets to protect intellectual property, proprietary technology and processes, which we have acquired, developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior products or technology. The protection of intellectual property and/or proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. We may also be subject to claims by other parties with regard to the use of intellectual property, technology information and data, which may be deemed proprietary to others.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our Rideshare online platform and related services less attractive and reliable.

Internet usage and mobile app usage could decline if any well-publicized compromise of security occurs. Hacking involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our products and services and related systems upon which our products and services is reliant against hackers. There can be no assurance that any measures we may take will be effective. Security breaches could have a material adverse effect on our business. In addition, the inadvertent transmission if computer viruses or other digital problems could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user base.

We currently have a small sales and marketing organization. If we are unable to expand our direct sales force in the U.S. to promote our services and related products, the commercial appeal and brand awareness for our products and services may be diminished.

We currently have a small sales and marketing organization. The Company may expand the core sales and marketing team to oversee the sales and marketing of our “YayYo!” business. We will incur significant additional expenses and commit significant additional management resources to expand and grow our sales force. We may not be able to build on the expansion of these capabilities despite these additional expenditures. If we elect to rely on third parties to sell our products in the U.S., we may receive less revenue than if we sold our products directly. In addition, although we would intend to diligently monitor their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop and expand our own sales force or collaborate with a third party to sell our products, we may not be able to operate our products and/or services which would negatively impact our ability to generate revenue. We may not be able to enter into any marketing arrangements on favorable terms or at all. If we are unable to enter into a marketing arrangement for our products, we may not be able to develop an effective sales force to successfully operate our products and/or services. If we fail to enter into marketing arrangements for our products and are unable to develop an effective sales force, our ability to generate revenue would be limited.

We currently serve a segment of the Rideshare driver market that is large and valuable, but has less than average credit and commercial financial performance. We cannot predict the future performance of this market segment.

Rideshare drivers are frequently unemployed, underemployed or otherwise financially challenged, which is one reason they are attracted to the rideshare business. We believe these drivers are critical to the rideshare ecosystem, that their numbers will grow, and they still perform financially to a degree that we can benefit. However, there can be no assurance that they will grow or maintain their percentage of the driver population, and that they will perform fiscally in a way that the company needs to generate a profit. Should they decrease in numbers or percentage of the driver population, or should we be unable to manage their successful payments for our cars, services, repairs or other charges, we may not be able to operate at a level of profit acceptable to the Company.

Risks Relating to Ownership of Our Securities.

Our common stock is quoted on the OTC Pink, and thus may have a limited market and lack of liquidity.

Our common stock is quoted on the OTC Pink, which may have an unfavorable impact on our stock price and liquidity. The OTC Pink Market is a significantly more limited market than the New York Stock Exchange or The Nasdaq Stock Market. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that there will be an active market for our shares of common stock, either now or in the future, or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business.

Our existing shareholders may experience dilution if we elect to raise equity capital

Due to our past liquidity issues, we have had to raise capital in the form of debt and/or equity to meet our working capital needs. We may also choose to issue equity or debt securities in the future to meet our liquidity or other needs which would result in additional dilution to our existing stockholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so. We may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock. If we raise additional working capital, existing shareholders may experience dilution.

Our stock price could become more volatile and your investment could lose value.

All of the factors discussed in this section could affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Our stock is a penny stock

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined in Rule 15g-9) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Sales of our common stock under our resale registration statement and under Rule 144 could reduce the price of our stock.

An aggregate of 25,067,786 of our outstanding shares of common stock are subject to lock-up agreements. An additional 339,125 of our outstanding shares of common stock are “restricted securities” and are subject to restrictions on transfer. In general, persons holding “restricted securities,” must hold their shares for a period of at least six months, may not sell more than 1% of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. Shares shall be locked up as follows: (i) 2,900,000 shares of common stock held by X, LLC, 10,325,000 shares of common stock held by Gray Mars Venus Trust, Arizona 2015, 2,844,945 shares of common stock controlled by David Haley, 2,758,824 shares of common stock held by James Malackowiski, 2,018,750 shares of common stock held by John O’Hurley and 1,654,412 shares held by Acuitas Group Holdings, LLC, until May 13, 2020; and (ii) 1,500,000 shares of common stock issuable upon exercise of outstanding warrants held by Bellridge Capital, L.P. for 60 days; (iii) 400,000 shares of common stock held by Bellridge Capital, L.P. for 30 days and (iv) an additional 2,165,855 shares of common stock held by other stockholders for periods ranging from 47 days to six months; provided, however, certain shares may not be subject to a lock up period in the event that such shares are sold at certain minimum prices. However, Rule 144 will only be available for resale in the 90 days after the Company becomes subject to the ongoing SEC reporting requirements. The Company may voluntarily file current reports on Form 8-K. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities. The registration statement to which this Report relates also registers the potential resale by certain selling stockholders of an aggregate amount up to 1,650,000 shares of our common stock consisting of up to (i) 150,000 shares of our common stock and (ii) 1,500,000 shares of our common stock issuable upon exercise of outstanding Bellridge Capital Warrant.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

At present, we believe that we have effective internal controls in place. However, our management, including our Chief Executive Officer, cannot guarantee that our internal controls and disclosure controls that we have in place will prevent all possible errors, mistakes or all fraud.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price.

We require significant financial resources to maintain our public reporting status. We cannot assure you we will be able to maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

●	faulty human judgment and simple errors, omissions or mistakes;

●	fraudulent action of an individual or collusion of two or more people;

●	inappropriate management override of procedures; and

●	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies like us face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to investigation by the Securities and Exchange Commission and civil or criminal sanctions.

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

Upon becoming a fully public reporting company, we will be required to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. In the future, if our securities are listed on a national exchange, we may also be required to comply with marketplace rules and heightened corporate governance standards. Compliance with the Sarbanes-Oxley Act and other SEC and national exchange requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by Delaware state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Our Amended and Restated Bylaws provide that a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for certain disputes which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

Our Amended and Restated Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for claims with respect to (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Delaware General Corporation Law or the Certificate of Incorporation or the Amended and Restated Bylaws of the Company (in each case, as they may be amended from time to time), or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, other employees or agents, which may discourage such lawsuits against the Company and its directors, officers, other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease and maintain our primary offices at 433 North Camden Drive, Suite 600, Beverly Hills, California 90210. We also lease and maintain executive offices at 6600 Sunset Blvd., Los Angeles, CA 90028, where the majority of our operations and staff will conduct activities on a daily basis. We do not currently own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business. Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. Except as described below, the Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

Social Reality Inc. v. YayYo, Inc.

This action was filed on February 11, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Social Reality Inc. is a media company that claims to have provided media services to the Company. Plaintiff has sued the Company for breach of contract and related causes of action, arising from its claims that we have failed to pay for past outstanding invoices for services rendered. The plaintiff has also filed a motion for prejudgment attachment which is set for a hearing on April 28, 2020. The Company believes that it has valid defenses to the lawsuit, and expects to file counterclaims that will offset or negate any monies owed to plaintiff; it will vigorously defend both the lawsuit and plaintiff’s application for attachment.

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

This action was filed on March 5, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Anthony Davis was hired by the Company as its Chief Executive Officer in or about December 2016. Mr. El-Batrawi is the founder of the Company and our current Chief Executive Officer and director, and was involved, the complaint alleges, in Plaintiff’s hiring. As part of his compensation, Mr. Davis claims that he expected to receive stock options in the Company. He has alleged that “after several months of unsuccessfully attempting to persuade the Company’s founder to implement certain protocols and procedures” he resigned from his executive officer and director positions, and entered into a written agreement with the Company for services to be rendered as a consultant. Mr. Davis claims that the Company breached its agreement to award him certain stock options and includes a claim for wage and hour violations. The lawsuit also includes a request for declaratory and injunctive relief. He also included a claim under California Unfair Practices Act. The Company denies liability and asserts that it has paid Davis all amounts due to him under the contract. It intends to vigorously defend the lawsuit, by, inter alia, removing the case to binding arbitration pursuant to the contract the plaintiff alleges.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on OTC Markets, under the symbol “YAYO”.

On November 12, 2019, our common stock began trading on The Nasdaq Capital Market (“Nasdaq”) under the symbol “YAYO”. On February 10, 2020, the Company announced its intention to voluntarily delist its common stock from Nasdaq, effective on February 20, 2020. Our common stock now trades on the OTC Pink market under the symbol “YAYO.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone: +1-212.828.8436, Toll-Free: +1-855-9VSTOCK, Email: info@vstocktransfer.com

Holders

As of March 27, 2020, there were approximately 1,079 holders of record of our common stock.

Restricted Stock

As of March 27, 2020, we had issued and outstanding 476,125 shares of restricted common stock that may be eligible for sale under Rule 144. 25,067,786 shares of common stock are subject to lock-up agreements described below.

Warrants

We have an outstanding warrant issued to Bellridge Capital, L.P. (“Bellridge Capital”) to purchase up to 1,500,000 shares of Company common stock at an exercise price of $4.00 per share. (Both the number of shares issuable under this warrant and the exercise price are subject to adjustment in certain circumstances.) This warrant expires in March 2023.

In March 2018, the Company issued to a placement agent warrants to purchase a number of shares of our common stock equal to 8% of the aggregate number of shares placed in the Bellridge Note Offering (as defined below), plus the shares underlying convertible securities placed in the Bellridge Note Offering. These warrants provide the holder with the right to purchase up to 1,500,000 shares of common stock at a price of $4.00 per share, subject to adjustment in certain circumstances as provided therein. These warrants expire in March 2023.

In November 2019, in connection with the Company’s initial public offering, the Company issued the underwriters a total of 131,250 warrants to purchase shares of the Company’s common stock for $5.00 per share. The warrants expire in November 2024.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Bellridge Capital Transactions” elsewhere in this Report for more information.

Options

2016 Equity Incentive Plan

On November 30, 2016, we adopted our 2016 Equity Incentive Plan (the “Plan”) to reward and provide incentives to our officers, directors, employees, consultants and other eligible participants. We have set aside options to purchase up to 10,000,000 shares of common stock for issuance under the 2016 Plan, which may be granted in the form of either incentive stock options or non-qualified stock options. Our Board of Directors administers the 2016 Plan and has the authority: (i) to select the 2016 Plan recipients, the time or times at which awards may be granted, the number of shares to be subject to each option awarded, the vesting schedule of the options and (ii) to amend the stock option Plan to reward and provide incentives to its officers, directors, employees, consultants and other eligible participants. As of the date of this Report, 916,000 options have been granted under the 2016 Plan, of which 466,000 options are vested and exercisable. 100% of the outstanding options have been granted to former officers and directors of the Company. The Company expects to continue to issue options as an inducement for managerial and qualified personnel to remain with and to join the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The types of awards permitted under the 2016 Plan include qualified incentive stock options and non-qualified stock options. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.

The Board of Directors has the power to amend, suspend or terminate the 2016 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year.

The following table provides information as of December 31, 2019, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	300,000	$8.00	9,250,000
Equity compensation plans not approved by security holders	-	-	-
Total	300,000	$8.00	9,250,000

As of December 31, 2019, options to purchase up to 9,250,000 shares of common stock have been granted under the 2016 Plan, of which options for 450,000 shares have expired and options for 300,000 shares are vested and exercisable.

As of the date of this Report, there are outstanding options to purchase 466,000 shares of common stock with a weighted-average exercise price $6.58 cents, with terms expiring between December 2020 and January 2024.

Recent Sales of Unregistered Securities

See “Executive Compensation—Employment Agreements” below. The common stock options described therein were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and/or Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Dividends

We plan to retain any earnings for the foreseeable future for our operations. We have never paid any cash dividends on our stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements and such other factors as our Board of Directors deems relevant.

Use of Proceeds

Our Registration Statement on Form S-1, SEC file number 333-224549, was declared effective by the SEC on November 12, 2019, pursuant to which we offered for sale to the public (i) by us in an underwritten public offering, 2,625,000 newly issued shares of our common stock at an offering price of $4.00 per share, for total gross proceeds to us of $10,500,000, before deducting underwriting discounts and commissions and other offering expenses, and (ii) by a selling stockholder, up to (a) 150,000 outstanding shares of common stock, and (b) 1,500,000 shares of common stock issuable upon exercise of common stock purchase warrants, from time to time at market prices prevailing at the time of sale or at negotiated prices, from which we have not received and will not receive any proceeds.

The sale of 2,625,000 shares by us was completed on November 15, 2019. Aegis Capital Corp. and WestPark Capital, Inc., were the underwriters.

We incurred expenses in connection with the issuance and distribution of the shares registered of $840,000 for underwriting discounts and commissions, $105,000 for expenses of the underwriters and $125,000 for other expenses, for total offering expenses of $1,070,000. Such payments were not direct or indirect payments to our directors, officers or their associates, to persons owning 10% percent or more of our common stock, or to any of our affiliates.

The net offering proceeds to us after deducting the total expenses described above were $9,430,000. Such net proceeds were applies as follows:

Repayment of notes payable and accrued interest	$3,515,520
Working capital	2,793,962
Director and officer insurance premiums and escrow account	922,400
Vehicles	664,158
Vehicle insurance	622,323
Professional fees	534,363
Advertising and media	377,274

Such payments were not direct or indirect payments to our directors, officers or their associates, to persons owning 10% percent or more of our common stock, or to any of our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere herein. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of YayYo, Inc. contained elsewhere in this document. YayYo’s current consolidated financial position and consolidated results of operations; are not necessarily indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this document.

Our Corporate History and Background

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

The Company is a holding company operating through its wholly-owned subsidiaries, including Distinct Cars, LLC, a Delaware limited liability company (“Distinct Cars”) and Rideshare Car Rentals LLC, a Delaware limited liability company (“Rideshare”).

On August 12, 2017, we announced that we were shifting our primary corporate focus in the transportation/ridesharing industry away from the development of the Metasearch App.

As of the date of this Report, the Company’s operating business divisions include (i) an online rideshare vehicle booking platform to service the ridesharing economy through the Company’s wholly-owned subsidiary Rideshare (the “Rideshare Platform”), and (ii) the maintenance of a fleet of standard passenger vehicles to be made commercially available for rent through the Company’s wholly-owned subsidiary Distinct Cars (“Fleet Management”). Through the Company’s wholly-owned subsidiaries Rideshare and Distinct Cars, the Company seeks to become the leading provider of a standard rental vehicles to drivers in the ridesharing economy.

On March 16, 2018, we closed our Regulation A+ offering under Regulation A of the Securities Act, which was qualified by the SEC on March 15, 2017. We sold a total of 365,306 shares of our common stock. We received cash proceeds of $1.8 million, net of commissions and other costs associated with the gross offering proceeds or payable by us.

On November 15, 2019, the Company closed its initial public offering of 2,625,000 common shares at $4.00 per share, for gross proceeds, before underwriting discounts and commissions and expenses, of $10.5 million. and the shares became listed on the Nasdaq Capital Market under the symbol “YAYO”.

On February 10, 2020, the Company notified Nasdaq of its intent to voluntarily delist its Common Stock from Nasdaq. In connection therewith, the Company notified Nasdaq of the Company’s intention to file a Form 25 with the SEC on or about February 20, 2020. The Company elected to effect the voluntary delisting of its common stock after discussions with Nasdaq’s staff, and based on the determination of the Company’s board of directors that voluntarily delisting the Common Stock from Nasdaq was in the best interests of the Company and its stockholders. Following delisting from Nasdaq, the Company’s Common Stock now trades on the OTC Pink Market under the trading symbol, “YAYO.”

Impact of COVID-19 on our business

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. Since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. According to its recent investor update call, Uber’s gross bookings in Seattle are down by 60-70%, and Uber assumes similar declines in other big cities hit by COVID-19. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving. Over the past few weeks, the Company has seen a decline in revenue of approximately 20% and a negative impact on the cash flows of the business. The Company is not able to predict the ultimate impact that COVID-19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. We cannot at this time estimate the long term effect of this unprecedented situation on the rideshare market in general or our Company in particular.

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

Consolidated Results of Operations—Year Ended December 31, 2019, Compared to Year Ended December 31, 2018.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Distinct Cars, LLC, a Delaware limited liability company (“Distinct Cars”), Savy LLC, a Delaware limited liability company (“Savy”), Rideyayyo LLC, a Delaware limited liability company (“Rideyayyo”) and Rideshare Car Rentals LLC, a Delaware limited liability company (“Rideshare”). Savy and Rideyayyo have not had operations to date.

Total Revenues.

Revenue for the year ended December 31, 2019 was $6,914,910, an increase of $3,625,432 or 110.2% compared to revenue for the year ended December 31, 2018 of $3,289,478. The increase is due to us increasing our rental fleet over the comparable periods. During the year ended December 31, 2019, the average weekly rental income per vehicle placed in service was $335 compared to $302 for the same period in 2018.

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

Cost of revenues for the year ended December 31, 2019 were $4,673,870, an increase of $2,299,473 or 96.8% compared to cost of revenues for the year ended December 31, 2018 of $2,374,397. The increase is due to the increase in revenue as noted above. For the year ended December 31, 2019 and 2018 our cost of revenue was 67.6% and 72.2% of our revenue, respectively.

General and Administrative Expenses.

General and administrative expenses for the year ended December 31, 2019 were $4,023,921, representing a decrease of $2,560,330 or 38.9% over the year ended December 31, 2018 of $6,584,251. The decrease is principally due to lower stock compensation expense of $4,364,468 for the year ended December 31, 2018 compared to $0 for the same period in 2019; offset by higher payroll costs as we hired additional personnel for our expanding operations and higher management salaries; and higher occupancy costs.

Selling and Marketing Expenses.

Selling and marketing expenses for the year ended December 31, 2019 were $765,441, representing an increase of $282,630 or 58.5% over the year ended December 31, 2018 of $482,811. The increase is due to an increase in advertising our rentals to Uber and Lyft drivers.

Impairment of leased assets

Impairment of leased assets for the year ended December 31, 2019 was $0 compared to $732,000 for the year ended December 31, 2018. The value of the leased assets was initially determined as the sum of the lease liability plus the up-front consideration of 298,500 shares of the Company’s common stock (valued at $2,388,000) paid to the lessor during the year ended December 31, 2018.

Loss on the settlement of debt

Loss on the settlement of debt for the year ended December 31, 2019 was $252,900 as compared to $0 for the same period in 2018. During the year ended December 31, 2019, we settled outstanding debt of $421,500 with 84,300 shares of common stock valued at $674,000.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2019 were $5,055,762, representing a decrease of $4,408,999 or 46.6% compared to the year ended December 31, 2018 of $9,464,761. The decrease is due to the reasons described above.

Interest expense, net

Interest and financing expenses for the year ended December 31, 2019 were $1,115,499 compared to $4,639,442 for the year ended December 31, 2018. The significant decrease in interest expense and financing costs is a result of amortization of debt discount. In September 2018, the Company repaid and exchanged a senior secured promissory note in the principal face amount of $6,000,000. On September 12, 2018, the Company entered into a new note payable agreement, as amended on November 1, 2019, whereby the Company repaid $4,821,810 of the original $6,000,000 note payable and the balance of $1,178,190 plus an original issue discount of $117,828 was rolled into a note payable for $1,296,018. As a result of this transaction, the Company recognized interest expense for the remaining unamortized debt discount associated of $4,018,560. The decrease in interest and financing cost described above is offset by an increase in interest expense for the year ended December 31, 2019 due to an increase in outstanding debt.

Net Loss

The net loss for the year ended December 31, 2019 was $3,930,221, representing a decrease of $9,258,901 or 70.2% compared to the year ended December 31, 2018 of $13,189,122. The decrease is due to the reasons described above.

Liquidity, Capital Resources and Plan of Operations

Current Assets, Liabilities and Working Capital

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

Current Assets, Liabilities and Working Capital. At December 31, 2019, the Company’s current assets totaled $2,098,660, current liabilities totaled $2,655,055, and working capital was a deficit of $556,395. At December 31, 2018, the Company’s current assets totaled $386,344, current liabilities totaled $5,394,073, and working capital was a deficit of $5,007,729.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $951,231 and $1,213,452 as of December 31, 2019 and 2018, respectively, a decrease of $262,221 or 21.6%.

Since inception, our principal sources of operating funds have been proceeds from equity financing including the sale of our common stock to initial investors known to management and principal shareholders of the Company. We do not expect that our current cash on hand will fund our existing operations and future business growth. We will need to raise additional capital in order execute our business plan and growth goals for at least the next twelve-month period thereafter. If the Company is unable to raise sufficient additional funds, it will have to execute a slower than planned growth path, reduce overhead and scale back its business plan until sufficient additional capital is raised to support further operational expansion and growth. As of December 31, 2019, the Company had $1,256,429 in cash. The Company used $3,416,223 of cash for operating activities for the year ended December 31, 2019. The Company currently has cash on hand of approximately $150,000 and is seeking to raise additional capital. If the Company is not successful in raising additional capital it will be forced to significantly scale back its business operations and it growth plans. In addition, the COVID-19 virus and the related impact it is having on the U.S. economy is currently having a negative impact on the cash flows of our business.

Capital Expenditures

During the year ended December 31, 2019, the Company had capital expenditures of $1,159,470 in leased vehicles and purchased an additional of $225,000 of vehicles. At December 31, 2019, most of the Company’s vehicles were finance with leases. At December 31, 2019 the Company had $6,284,211 of rental vehicles, net of accumulated depreciation in the amount of $1,547,164, totaling $4,737,047 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for three years and the Company has the right to purchase the leased assets for $1 each at the end of the lease terms.

During the year ended December 31, 2018, the Company had capital expenditures in the amount of $3,703,514. $2,840 in computer equipment and $3,700,674 in Rental vehicles. At December 31, 2018, all of the Company’s rental vehicles were leased and, net of accumulated depreciation in the amount of $546,632 for fiscal year 2018, totaled $5,115,117 in net rental vehicles.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 totaled $3,416,223, which was an increase of $2,992,067 or approximately 705% from the net cash used in operating activities of $424,156 for the same period in 2018. The increase is principally due to lower non-cash expense items in 2019 and an increase in prepared expenses and other assets.

Cash Flows from Investing Activities.

Net cash used in investing activities for the year ended December 31, 2019 totaled $389,080, which was an increase of $386,240 or 136% from the net cash used in investing activities of $2,840 for the same period in 2018. The increase is due to the purchase of new vehicles and the deposit on new vehicles.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 totaled $4,784,288, which was an increase of $4,388,586 from the net cash provided by financing activities of $395,702 for the same period in 2018. The increase is principally due to the proceeds of $10,500,000 from the Company’s IPO offset by the payment of offering costs and repayment of notes payable

Current Plan of Operations

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

Contractual Obligations, Commitments and Contingencies

During fiscal years 2017, 2018 and 2019, the Company entered into a series of monthly vehicle leasing agreements with ACME Auto Leasing, LMP Financial Services and United Mile Fleet, each with an approximate lease term of 12 to 36 months. As of December 31, 2019, 2018 and 2017, the Company had total lease obligations in the amount of $2,400,565, $3,790,147 and $1,593,291, respectively. The Company owes monthly payments under each Lease Agreement ranging from approximately $342 per month to $621 per month. At the end of the term of the Lease Agreement, lessee has the right to purchase ownership and title of the subject vehicle for a nominal payment. In addition, the Lease Agreements are subject to and secured by a grant of a purchase money security interest on each leased vehicle.

During fiscal years 2019 and 2018 and 2017, we leased and maintained primary offices at 433 North Camden Drive, Suite 600, Beverly Hills, California 90210 and 6600 Sunset Blvd., Los Angeles, CA 90028, the latter being the location where the majority of our operations and staff conduct activities on a daily basis. We do not currently own any real property.

Financings and Securities Offerings

YayYo, Inc., Equity Offerings

In December 2016, we filed an offering statement pursuant to Regulation A of the Securities Act, which was qualified by the SEC on March 17, 2017. We offered up to a maximum of 6,250,000 shares of common stock on a “best efforts” basis, at a price of $8.00 per share. On March 16, 2018, we closed the Regulation A offering, after issuing 365,306 shares of common stock for proceeds of approximately $1.8 million net of offering expenses (the “Regulation A+ Offering”).

During the year ended December 31, 2018, the Company sold 46,330 shares of common stock to two investors for cash proceeds of $307,924.

During the year ended from December 31, 2017, the Company sold 371,351 shares of common stock to investors for gross cash proceeds of $2,484,199 of which 326,126 shares and $2,303,299 of cash proceeds were related to the Company’s Regulation A offering. The Company incurred $814,442 of offering cost related to the sale of common stock which consisted principally of legal fees and costs associated with soliciting the sale of common stock directly to the Regulation A+ Offering investors.

On July 15, 2017, the Company and ACME Auto Leasing entered into an agreement pursuant to which the Company agreed to issue additional consideration to ACME Auto Leasingin the form of a restricted stock grant in the amount of 100,000 shares of common stock, in exchange for certain terms to be provided by ACME Auto Leasing under all lease agreements entered into between it and the Company.

From June 21, 2016 (inception) to December 31, 2016, the Company raised an additional $175,400 from the funds subscribed to under SAFE agreements with 28 unaffiliated investors. In addition, between December 2016 and January 17, 2016, we received subscriptions for $175,400 of our SAFE Shares from 28 investors in our Rule 506(b) private placement under Regulation D of the Securities Act, that, by their terms, automatically convert into 43,850 shares of our common stock as of the filing of this Report (at a conversion price of $4.00 per share). We terminated such private placement on January 17, 2017. On March 17, 2017 our SAFE Shares were automatically converted into 43,850 shares of our common stock.

Bellridge Capital Transactions

On March 8, 2018, YayYo, Inc., entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Bellridge Capital, L.P. ( “Bellridge Capital” or the “Lender”), an “accredited investor” (as defined in Rule 501(a) under the Securities Act of 1933, as amended) (the “Bellridge Note Offering”), pursuant to which the Lender purchased:

●	a senior secured promissory note in the principal face amount of $6,000,000 due March 8, 2023, subject to extension (the “Bellridge Note”);

●	warrants to acquire up to an aggregate of 1,500,000 shares (the “Warrant Shares”), with an exercise price of $4.00 per share of common stock of the Company (both the number of Warrant Shares and the exercise price subject to adjustment as provided below) (the “Warrants” or the “Bellridge Capital Warrant”); and

●	150,000 commitment shares of common stock, par value $0.000001 per share, of the Company (the “Commitment Shares”).

In consideration for the Bellridge Note, Warrant Shares and Commitment Shares, the Lender paid an aggregate purchase price of $6,000,000 to be directed and deposited by the Lender in the Company’s Master Restricted Account (defined below).

The principal balance of $6,000,000 on the Bellridge Note bore interest at a rate per annum equal to LIBOR plus 100 basis points, subject to adjustment in accordance with the terms of the Bellridge Note. Further, the Company paid $178,228 of issuance costs associated with the Bellridge Note. The relative fair value of the 150,000 Commitment Shares of common stock was $378,916 and the relative fair value of the 1,500,000 Warrant Shares was $3,726,506 and both were recorded as a discount on the Bellridge Note and as additional paid in capital. In addition, the issuance costs of $178,228 have also been recorded as a debt discount. The debt discount of $4,283,650 was amortized over the term of the Bellridge Note.

The Company repaid and exchanged a senior secured promissory note in the principal face amount of $6,000,000. On September 12, 2018, the Company entered into a new note payable agreement, as amended on November 1, 2019, whereby the Company repaid $4,821,810 of the original $6,000,000 note payable and the balance of $1,178,190 plus an original issue discount of $117,828 was rolled into a note payable for $1,296,018. This note payable was due the earlier of November 30, 2019, as amended, or the closing of an offering of at least $3,000,000, and was repaid in full from the proceeds of our initial public offering in November 2019. As a result of this transaction, the Company recognized interest expense for the remaining unamortized debt discount associated of $4,018,560.

Distinct Cars, LLC

Distinct Cars, LLC has completed a debt round of financing pursuant to which Distinct Cars raised aggregate gross proceeds in the amount of $319,667 from 38 accredited investors in exchange for senior secured promissory notes issued by Distinct Cars (each a “Distinct Cars Note” and collectively, the “Distinct Cars Notes”). The maturity date under the Distinct Cars Notes is 36 months from the date of issuance (the “DCN Maturity Date”) ranging from August 9, 2020 to May 23, 2021. The principal amount under the Distinct Cars Notes ranges from a minimum amount of $5,000 per Distinct Cars Note up to $20,000 per Distinct Cars Note. The Distinct Cars Notes accrue interest at a rate of 8% per annum with interest due and payable upon the DCN Maturity Date. The principal amount and any unpaid and accrued interest thereunder is due and payable in twelve quarterly installments commencing upon January 1, 2018. The Distinct Cars Notes are secured by a senior secured priority lien in the equity of the fleet of leased automobiles acquired under the Lease Agreements described above subject to subordination in priority lien status to the purchase money security interest held by the lessor under the Lease Agreements. In addition to the total amount of principal and interest owing under the Distinct Cars Note, upon execution of the Distinct Cars Note and placement of funds the holder received a stock grant (the “Stock Grant”) of YayYo, Inc., common stock (the “Parent Shares”) in an amount equal to 100% of the principal sum as calculated by a price of $4.00 per share with 30% coverage. The Stock Grant is offered pursuant to Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act of 1933.

Off-Balance Sheet Arrangements

The Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion. As of December 31, 2017, the convertible note has been repaid and there is no derivative financial instrument.

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

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

For options granted during fiscal year 2016 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.85 and the weighted-average exercise price of such options was $1.00. No options were granted during fiscal 2016 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

For options granted during fiscal year 2017 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $7.54 and the weighted-average exercise price of such options was $8.00. No options were granted during fiscal 2017 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $904,468 and $1,676,476, respectively, during the year ended December 31, 2018 and the year ended December 31, 2017. As of December 31, 2018, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	1.14%
Expected life of the options	2.08 years
Expected volatility	200%
Expected dividend yield	0%

Contingencies

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for “smaller reporting companies” under Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC.

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of September 20, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at December 31, 2019, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting at December 31, 2019.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Ramy El-Batrawi	58	Chief Executive Officer, and Director
Kevin F. Pickard	56	Chief Financial Officer, Director, and Secretary
Laurie DiGiovanni	59	Chief Operating Officer
Stephen M. Sanchez	54	Chairman of the Board and Director
Harbant S. Sidhu	61	Director
Douglas M. Mox	53	Director
John P. O’Neill	62	Director

Ramy El-Batrawi was re-appointed at the Company’s Chief Executive Officer in February 2020. Mr. El-Batrawi is a founder of the Company and previously served as its Chief Executive Officer from June 2016 until February 2019 and as a director from June 2016 until September 2019. Mr. El-Batrawi is the founder and sole owner of PDQ Pickup LLC, a moving and logistics company, which he founded in December 2018. Since May 2015, he has been the owner of X, LLC, a private investment firm. Prior thereto, Mr. El-Batrawi was the owner and chief executive officer of Growth Strategy Investments, LLC, a private investment firm.

Kevin F. Pickard is the Company’s Chief Financial Officer, Director, and Secretary since October 2017. Since 2000, Mr. Pickard has been providing management consulting services through Pickard & Company, CPAs to small and medium-sized companies, included due diligence on potential acquisitions, the preparation of projections and business plans, assistance with restructuring of companies, posturing companies for initial public offerings, review and preparation of filings with the Securities and Exchange Commission. Prior to 2000, Mr. Pickard was a partner of Singer Lewak Greenbaum & Goldstein, LLP, Los Angeles, California, where he co-managed the accounting its securities industry practice group. Mr. Pickard also worked at PricewaterhouseCoopers, LLP (formerly, Coopers & Lybrand, LLP) where he focused on auditing companies in insurance, high-tech and industries. Mr. Pickard holds a Bachelor's of Science in Accounting and a Master of Accountancy from Brigham Young University. Mr. Pickard is currently a licensed Certified Public Accountant in North Carolina, and California. Mr. Pickard’s experience in accounting and finance qualify him for a position on our board of directors.

Laurie DiGiovanni has served as the Company’s Chief Operating Officer since May 2016. In addition, Ms. DiGiovanni served as Chief Executive Officer of the Company from October 4, 2018 to November 17, 2018. Since 2012, Ms. DiGiovanni has held marketing and operating executive positions at Beverly Hills Rent a Car and Executive Transportation pursuant to which Ms. DiGiovanni managed national corporate expansions and activation of transportation industry leading brands and was executive producer for a range of marketing campaigns at auto shows and transportation industry live events. Ms. DiGiovanni manages all business operations of the Company and its subsidiaries including driver training and the Fleet Management business segment. Ms. DiGiovanni is the founder of the Association for Finance and Insurance Professionals (AFIP), an association that has certified tens of thousands for more ethical car buying practices, and mandatory for auto industry employees and implemented in leading global automotive markets. She also played key roles in the launch of many automotive initiatives, including managing new divisions and brands for Beverly Hills Travel and Lifestyle and American Dream Classics; serving as Director of Training for CarsDirect.com; and leading marketing and customer experience campaigns for Barrett-Jackson Car Auction. Ms. DiGiovanni also has direct brand experience within the automotive industry, including project management and training positions with Toyota, Mazda, and Nissan. Ms. DiGiovanni has a Bachelor of Arts degree from California State University, Fullerton.

Board of Directors

Stephen M. Sanchez has been our Director since January 2020. Mr. Sanchez has over 30 years of experience in the logistics industry, particularly in the design, implementation and operation of last-mile delivery services. Since November 2019, Mr. Sanchez has served as the Chief Executive Officer of PDQ Pickup LLC, a moving and logistics company, or PDQ Pickup. From August 2019 until November 2019, Mr. Sanchez was the Chief Operating Officer of PDQ pickup. PDQ Pickup. From January 2018 until August 2019, Mr. Sanchez was Senior Vice President of Operations and Business Development for Boxbot, Inc., a robotics company focusing on the development and sale of autonomous last-mile delivery vehicles. From November 2015 until January 2018, Mr. Sanchez was Senior Manager of Final Mile Process Engineering for Amazon, Inc. From September 2014 until November 2015, Mr. Sanchez served as Vice President/Director of Supply Chain – Hub and Network Planning, for LaserShip Inc., a regional provider of same-day and next-day delivery services. Mr. Sanchez, who is a Veteran of the U.S. Navy, also has held positions of increasing responsibility with affiliates of DHL International GmbH, as well as with National Express Corporation and United Parcel Service. We believe that Mr. Sanchez is qualified to serve as a director of our company as a result of his extensive leadership experience in logistics and business development.

Harbant S. Sidhu serves as a director of the Company. Mr. Sidhu is a design engineer and founder of Advanced Tek Group, Inc. (formerly Magnaspec, Inc.), a private aerospace manufacturing business. Since 2012, Mr. Sidhu has operated Advanced Tek Group, Inc., managing all aspects of the operating business. Mr. Sidhu has experience in personnel management and oversite, aerospace and defense engineering, sales, manufacturing, accounting and operational experience in the aerospace and defense manufacturing industry. Mr. Sidhu has performed unclassified contracting work in components production for Mexico’s Department of Defense. Mr. Sidhu graduated as an electrical engineer in 1980 from Punjab University, India. Mr. Sidhu’s experience in human resources coupled with his business experience qualifies him to serve on our board of directors.

Douglas M. Mox has been our Director since January 2020. Mr. Mox, 53, has extensive experience in financial management and strategic planning, as well as logistics, engineering and operations. Since January 2013, Mr. Mox has been the Chief Operating Officer of Grace Thomas Investment, a private equity firm. Prior thereto, Mr. Mox, who has a B.S. degree in aviation management/logistics, worked as a senior manager at DHL Worldwide Express, an affiliate of DHL International GmbH, and as an industrial engineering manager for United Parcel Service. The Company believes that Mr. Mox is is qualified to serve as a director of the Company as a result of his financial expertise and his extensive experience in the private equity and logistics industries.

John P. O’Neill has been our Director since January 2020. Mr. O’Neill, 62, is a 45-year veteran of the logistics industry and has worked both in the U.S. and internationally over the course of his career. Since 1990, Mr. O’Neill has been employed by affiliates of DHL International GmbH in positions of increasing responsibility in the U.S. and throughout Asia. Since March 2013, Mr. O’Neill has been the Deputy Managing Director of DHL-Sinotrans International Air Courier, in Beijing. The Company believes that Mr. O’Neill is qualified to serve as a director of the Company as a result of his extensive leadership experience in the logistics industry.

CORPORATE GOVERNANCE

Board of Directors

The Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations of the Company. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings.

Term of Office

Directors serve until the next annual meeting and until their successors are elected and qualified, or their earlier resignation, death or removal. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and qualified, or their earlier resignation, death or removal.

Director Independence

Our board of directors are composed of a majority of “independent directors” as defined under the rules of Nasdaq. Although we are not listed on Nasdaq or any other exchange, we use the definition of “independence” of Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Douglas M. Mox, John P. O’Neill, Stephen M. Sanchez and Harbant S. Sidhu are all independent directors of the Company. However, our common stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements.

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. Each of the Board committees, as set forth below, will also provide risk oversight in respect of its areas of concentration and reports material risks to the board for further consideration.

Board of Directors Meetings and Attendance

During the fiscal year ended December 31, 2019, the Board of Directors held eight meetings. All directors attended the board meetings, with the exception of one director was absent from one of the meetings.

Code of Ethics

Our Board plans to adopt a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Committees of the Board of Directors

Our Board has established an audit committee and a compensation committee. Our Board has not yet adopted procedures by which stockholders may recommend nominees to the Board of Directors. The composition and responsibilities of each of the committees of our Board is described below. Members serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

We have established an audit committee consisting of Douglas M. Mox and John P. O’Neill. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

During the fiscal year ended December 31, 2019, the audit committee held one meeting.

Compensation Committee

We have established a compensation committee of the board of directors to consist of Harbant S. Sidhu and Stephen M. Sanchez, each of whom is an independent director. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, or Rule 16b-3, and an outside director, as defined pursuant to Section 162(m) of the Code, or Section 162(m). Mr. Sanchez is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviews, approves and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;

●	administers our equity compensation plans;

●	reviews and approves, or makes recommendations to our board of directors, regarding incentive compensation and equity compensation plans; and

●	establishes and reviews general policies relating to compensation and benefits of our employees.

During the fiscal year ended December 31, 2019, the compensation committee held three meetings.

Nominating Committee

We do not currently have a nominating committee. Instead of having such a committee, our Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. The directors recommend candidates for nomination for election or reelection for each annual meeting of stockholders and, as necessary, to fill vacancies and newly created directorships.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. In the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Non-Employee Director Compensation

Directors do not currently receive compensation for their services on the Board or on ant Board committees.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth above and in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Shareholder Communications

Currently, we do not have a process for security holders to send communications to the board of directors. . To date, no security holders have made any such recommendations.

Delinquent Section 16(a) Reports

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, except as noted below, we believe as of the date of this Report that our executive officers, directors and greater than 10 percent beneficial owners have filed on a timely basis all Section 16(a) reports required to be filed during the year ended December 31, 2019.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Known Failure to File a Required Form
Gray Mars Venus Trust, Arizona	2	2	No

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned for the years ended December 31, 2019 and 2018, for (i) all individuals serving as our principal executive officer or acting in a similar capacity during 2019 (“PEO”), and (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of 2019:

Name/Position	Year	Salary	Bonus	Option Awards		Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)
Jonathan Rosen (1)	2019	$275,000	$25,000	$		$	$	$	$300,000
Chief Executive Officer	2018	0	0						0

Ramy El-Batrawi (2)	2019	$167,000	$	$		$	$	$	$167,000
Chief Executive Officer	2018	205,000							205,000

Kevin F. Pickard	2019	$125,000	$		$0	$	$	$	$125,000
Chief Financial Officer, Secretary	2018	66,000			904,468				970,468

Laurie DiGiovanni (3)	2019	$147,250	$	$		$	$	$	$147,250
Chief Operating Officer	2018	120,000							120,000

(1)	Mr. Rosen was appointed Chief Executive Officer on February 1, 2019, and served until January 26, 2020.

(2)	On October 4, 2018, Mr. El-Batrawi resigned as Chief Executive Officer. He then was appointed Acting Chief Executive Officer on November 17, 2018. On February 1, 2019, Mr. El-Batrawi resigned from his position as Acting Chief Executive Officer of the Company upon the appointment of Jonathan Rosen as Chief Executive Officer. In addition, Mr. El-Batrawi resigned as our director effective as of September 1, 2019. Mr. El-Batrawi was reappointed as our Chief Executive Officer and a director in February 2020.

(3)	Ms. DiGiovanni has served as Chief Operating Officer since May 2016. Ms. DiGiovanni served as Chief Executive Officer from October 4, 2018 to November 17, 2018.

Bonuses

Mr. Rosen was paid a bonus of $25,000 upon completion of the Company’s initial public offering.

Employment Agreements

The Company had entered into an oral agreement with its former Chief Executive Officer, Jonathan Rosen, for an annual salary of $300,000, retroactive to his start date of February 1, 2019. The Company and Mr. Rosen entered into an Executive Employment Agreement on January 10, 2020, pursuant to which Mr. Rosen would serve as Chief Executive Officer of the Company. Pursuant to the agreement, Mr. Bishop was to receive a base annual salary at a rate of $300,000 per annum.   Additional performance-based incentive compensation was to be negotiated by the Company and the Mr. Rosen in good faith.  Mr. Rosen was also granted an option to purchase up to 500,000 shares of our common stock at a price of $4.00 per share, with 166,000 shares vesting on the date of the agreement and thereafter 13,917 shares vesting in each succeeding month of his employment, except in the 24th month the number of shares to vest would be 13,909.  On January 26, 2020, Mr. Rosen resigned from his position as the Company’s Chief Executive Officer. Mr. Rosen informed the Board that his resignation was for “Good Reason,” as that term is defined in his Executive Employment Agreement. The Company disagrees with Mr. Rosen’s characterization of the circumstances surrounding his resignation and does not believe that “Good Reason” existed for Mr. Rosen’s resignation.

The Company and Boyd Bishop entered into an Executive Employment Agreement on December 23, 2019, pursuant to which Mr. Bishop would serve as President of the Company effective January 6, 2020. Pursuant to the agreement, Mr. Bishop was to receive a base annual salary at a rate of $350,000 per annum.  Mr. Bishop was to receive a signing bonus of $100,000 with $50,000 payable upon his first day of employment and $50,000 payable on the three-month anniversary of his first day of employment if he was still employed by the Company. Future bonuses, up to the amount of his annual salary, were to be based on the number of vehicles rented, location openings and other metrics. The fiscal year 2020 bonus was to be a minimum of $40,000 for each 1,000 additional cars placed in service during 2020 over the number of cars in service on December 31, 2019, and other criteria as mutually established by the executive and the Board in good faith within 180 days after the effective date of the agreement.  Mr. Bishop was also granted an option to purchase up to 1,000,000 shares of our common stock at a price to be determined by the Board within 30 days of the execution of the Agreement.   The 1,000,000 options were to vest upon the following schedule: (a) 250,000 shares at the rate of 1/60th per day during the 60 days following the date of the agreement, and (b) 22,058 shares on each subsequent monthly anniversary of the date of the agreement, with 22,086 on the last monthly anniversary until the 1,000,000 shares have all vested. On March 1, 2020, Boyd Bishop resigned from his position as President of the Company, and future bonus payments and unvested options were cancelled.

Director Compensation

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensa-tion	All Other Compensa-tion	Total
Stephen M. Sanchez	2019	$-	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-	$-

Douglas M. Mox	2019	$-	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-	$-

John P. O'Neill	2019	$-	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-	$-

Harbant S. Sidhu	2019	$-	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-	$-

Jeffrey J. Guzy	2019	$10,000	$-	$-	$-	$-	$10,000
former director	2018	$10,000	$-	$-	$-	$-	$10,000

Paul Richter	2019	$10,000	$-	$-	$-	$-	$10,000
former director	2018	$10,000	$-	$-	$-	$-	$10,000

Christopher Miglino	2019	$-	$-	$-	$-	$-	$-
former director	2018	$-	$-	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock (our only outstanding calls of voting securities) as of March 27, 2020, of (i) each person known to us to be the beneficial owner of at least five percent (5%) of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days as of March 27, 2020, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The percentages in the table below are based on 29,427,803 outstanding shares of common stock. Unless otherwise indicated, the principal mailing address of each of the persons below is c/o YayYo, Inc., 433 N. Camden Drive, Suite 600, Beverly Hills, California, 90210. The Company’s executive office is also located at 433 N. Camden Drive, Suite 600, Beverly Hills, California, 90210.

Name and Address of Beneficial Owner	Title	Beneficially Owned	Percent of Class

Officers and Directors (1)
Ramy El-Batrawi(3) (5)	Chief Executive Officer	2,900,000	9.9%
Kevin F. Pickard (2)	Chief Financial Officer and Director	300,000	1.0%
Laurie DiGiovanni	Chief Operating Officer	—	—

Stephen M. Sanchez	Director	1,014	*
Douglas M. Mox	Director	—	—
Harbant S. Sidhu	Director	—	—
John P. O’Neill	Director	—	—

Officers and Directors as a Group (total of 7 persons)		3,201,104	10.8%

5% Stockholders
Gray Mars Venus Trust, Arizona 2015(4) (5)		10,325,000	35.1%
Bellridge Capital, L.P. (5) (6)		2,126,980	6.9%
David Haley (5) (7)		788,191	2.7%
James Malackowiski (5) (8)		2,758,824	9.4%
John O’Hurley (5) (9)		1,018,750	3.5%
Acuitas Group Holdings, LLC (5) (10)		1,654,412	5.6%

* Less than 1%

(1)	Unless otherwise indicated, the principal address of the named directors and officers of the Company is c/o YayYo, Inc., 433 N Camden Dr., # 600 Beverly Hills, CA, 90210.

(2)	Includes non-qualified stock option to purchase up to an aggregate of 300,000 shares of common stock.

(3)	Common stock beneficially owned by Ramy El-Batrawi are held of record by X, LLC, which is an entity that is wholly-owned and controlled by Ramy El-Batrawi, our founder and former Chief Executive Officer and director. Its address is 2635 Astral Dr., Los Angeles, CA 90046. Mr. El-Batrawi has voting and dispositive control over any securities owned of record by X, LLC. Mr. El-Batrawi has entered into a Voting Trust Agreement (the “Trust”) pursuant to which the voting power of all of his outstanding common stock will be controlled by a trustee who will use the voting power of the common stock held in the Trust to vote on all matters presented for a vote of stockholders in the same proportion that the shares of common stock not subject to the Trust voted on such matters.

(4)	Gray Mars Venus Trust, Arizona 2015, an entity beneficially owned and controlled by John Gray. Its address is 75 Avon Ave, Mill Valley, CA 94941.

(5)	As a condition to approving the Company’s common stock for listing on The Nasdaq Capital Market, X, LLC, agreed to sell 12,525,000 of its 15,425,000 shares of the Company’s common stock. The 12,525,000 shares (the “Private Shares”) were sold pursuant to an exemption from registration under the Securities Act to four existing Company shareholders who qualify as accredited investors (as that term is defined in Securities Act Rule 501(a)). The Private Shares were sold at $3.00 per share in exchange for non-recourse, non-interest-bearing promissory notes with maturities ranging from one year to eighteen months. X, LLC transferred all rights of ownership to the purchasers. The purchasers shall be entitled to receive all dividends and distributions, shall have the power to exercise all voting rights and may sell or pledge the Private Shares. The Private Shares, however, shall not be electronically transferred to the purchasers’ account until the pricing of this public offering.

(6)	Includes the following: (i) 650,000 shares of common stock, (ii) 1,500,000 underlying shares of common stock to be acquired upon the exercise of the Selling Securityholder Warrant, and (iii) an option (exercisable at any time by Bellridge Capital, L.P.) from a non-affiliate shareholder of the Company to purchase 250,000 shares of issued and outstanding common stock of the Company from the non-affiliate shareholder. Bellridge Capital LLC (“BC LLC”) is the investment manager of Bellridge Capital, L.P., Boris Klimov (a.k.a Robert Klimov) is the managing partner and controlling person of BC LLC and may be deemed to share beneficial ownership of the shares beneficially owned by Bellridge Capital, L.P. BC LLC may be deemed to share beneficial ownership of the shares beneficially owned by Bellridge Capital, L.P. BC LLC and Mr. Klimov each disclaims beneficial ownership of the securities with respect to which indirect beneficial ownership is described. Bellridge Capital. L.P.’s address is 515 E. Las Olas Boulevard, #120A, Fort Lauderdale, FL 33301.

(7)	The address of the stockholder is 32107 W Lindero Canyon Dr., #120, Westlake Village, CA 91361. Includes 80,000 shares of common stock owned by American Business Insurance Services, Inc. Mr. Haley is the Chief Executive Officer of American Business Insurance Services, Inc. and in such capacity has the right to vote and dispose of the securities held by such entity.

(8)	The address of the stockholder is 330 W. Wellington Ave., Chicago, IL 60605.

(9)	The address of the stockholder is 1710 Monte Cielo Ct., Beverly Hills, CA 90210.

(10)	Acuitas Group Holdings, LLC, an entity beneficially owned and controlled by Terren Peizer. Its address is 11601 Wilshire Blvd #1100, Los Angeles, CA 90025. Mr. Peizer has voting and dispositive control over any securities owned of record by Acuitas Group Holdings, LLC.

Equity Compensation Plan Information

On November 30, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) that governs equity awards to our employees, directors, officers, consultants and other eligible participants. Under the 2016 Plan there are 10,000,000 shares of common stock reserved for issuance.

The types of awards permitted under the 2016 Plan include qualified incentive stock options and non-qualified stock options. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.

The Board of Directors has the power to amend, suspend or terminate the 2016 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of December 31, 2019.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options Exercise Price ($)	Options Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ramy El-Batrawi (1)	—	—	—	$—	*/*/*	—	—	—	—
	—	—	—	$—	*/*/*	—	—	—	—
	—	—	—	$—	*/*/*	—	—	—	—

Laurie DiGiovanni (2)	—	—	—	$—	*/*/*	—	—	—	—
	—	—	—	$—	*/*/*	—	—	—	—
	—	—	—	$—	*/*/*	—	—	—	—

Kevin F. Pickard	300,000	—	—	$8.00	12/31/2020	—	—	—	—
	—	—	—	$—	*/*/*	—	—	—	—
	—	—	—	$—	*/*/*	—	—	—	—
	—	—	—	$—	*/*/*	—	—	—	—

Indemnification of Directors and Officers

We have agreed to indemnify the underwriters against specified liabilities, including liabilities under the Securities Act, and to contribute to payments the underwriters may be required to make in respect thereof.

Equity Compensation Plan Information

On November 30, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) that governs equity awards to our employees, directors, officers, consultants and other eligible participants. Under the 2016 Plan there are 10,000,000 shares of common stock reserved for issuance.

The types of awards permitted under the 2016 Plan include qualified incentive stock options and non-qualified stock options. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.

The Board of Directors has the power to amend, suspend or terminate the 2016 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the arrangements, discussed in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation” the following is a description of each transaction since June 21, 2016 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeded or exceeds the lesser of $120,000 or one percent of our total assets at the end of our last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Bellridge Capital Transactions

On March 8, 2018, YayYo, Inc., entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Bellridge Capital, a security holder of the Company under Item 404(a) of Regulation S-K and “accredited investor” (as defined in Rule 501(a) under the Securities Act of 1933, as amended) (the “Lender”), pursuant to which the Lender purchased (i) a senior secured promissory note in the principal face amount of $6,000,000 due March 8, 2023, subject to extension (the “Bellridge Note”) and (ii) warrants to acquire up to an aggregate of 1,500,000 shares of common stock (the “Warrant Shares”), with an exercise price of $4.00 per share (the “Warrant”) and 150,000 commitment shares of common stock (the “Commitment Shares”) for an aggregate purchase price of $6,000,000 (the “Bellridge Note Offering”) to be directed and deposited by the Lender in the Company’s Master Restricted Account (defined below). The principal balance of $6,000,000 on the Bellridge Note bears interest at a rate per annum equal to LIBOR plus 100 basis points, subject to adjustment in accordance with the terms of the Bellridge Note. The Bellridge Capital Warrant expires five years from the date of issuance. Further, the Company paid $178,228 of issuance costs associated with the Bellridge Note.

YayYo, Inc.’s obligations to repay and otherwise perform its obligations under the Bellridge Note are secured by a continuing first priority lien and perfected security interest in the $6,000,000 held in the Master Restricted Account (the “Collateral”), to be held and maintained at Umpqua Bank (the “Master Restricted Account”), subject to a deposit account control agreement, dated as of March 7, 2018, by and between YayYo, Inc., the Lender and Umpqua Bank (the “Controlled Account Agreement”). Subject to the terms of the Bellridge Note and Controlled Account Agreement, upon the exercise of the Warrant and following YayYo, Inc.’s receipt of a notice by the holder of the Bellridge Note electing to effect a release of cash with respect to the Collateral or at any such time that the outstanding amount of the Collateral is greater than or exceeds the principal face amount under the Bellridge Note, the Lender will release a certain percentage of cash held as Collateral in the Master Restricted Account to YayYo, Inc. Under the terms of the Purchase Agreement, YayYo, Inc., will use any proceeds received and distributed from the Master Restricted Account, if at all, for general corporate purposes.

The Company repaid and exchanged a senior secured promissory note in the principal face amount of $6,000,000. On September 12, 2018, the Company entered into a new note payable agreement, as amended on November 1, 2019, whereby the Company repaid $4,821,810 of the original $6,000,000 note payable and the balance of $1,178,190 plus an original issue discount of $117,828 was rolled into a note payable for $1,296,018. This note payable was repaid at the closing of our initial public offering in November 2019. As a result of this transaction, the Company recognized interest expense for the remaining unamortized debt discount associated of $4,018,560.

We are party to an investors’ rights agreement with the Bellridge Capital, a security holder of the Company under Item 404(a) of Regulation S-K, which provides, among other things, that in the event Company decides to file a new registration statement, the Company must deliver a written notice of the decision to file the new registration statement to such investors. Within 15 days, such investors may request, in writing, to be included in the registration statement, provided, however, if such investor’s securities are eligible for resale without restrictions and without the need for current public information, the Company shall include such registrable securities in the new registration statement.

X, LLC

During the years ended December 31, 2019 and 2018, the Company paid management fees of $167,000 and $205,000, respectively, to a company that is owned by the Company’s majority stockholder.

On January 6, 2017, the Company received $50,000 from Chase Financing, Inc., (“CFI”) and issued its 10% original issue discount senior secured convertible note in the amount of $55,555, with a maturity date of April 6, 2017 (the “First CFI Note”). Subsequent to the First CFI Note, on January 23, 2017, the Company received an additional $25,000 from CFI, and issued a second 10% original issue discount senior secured convertible note in the principal amount of $30,555, with a maturity date of April 6, 2017 (the “Second CFI Note”). Subsequent to the Second CFI note, the Company received an additional $25,000 from CFI, and issued a third 10% original issue discount senior secured convertible note in the amount of $27,778 (the “Third CFI Note” and together with the First CFI Note and the Second CFI Note, collectively, the “CFI Notes”). As a result, the Company is obligated to repay CFI a total of $113,888 in principal plus all accrued interest thereon to CFI under the CFI Notes on or before the stated maturity dates, subject to extension per the terms.

Pursuant to the terms, the CFI Notes were secured by a first priority lien and security interest on all of the assets of the Company, now owned or hereafter acquired, and were convertible at the option of the holder into shares of our common stock at a conversion price equal to the lower of $7.00 per share or the average of the five lowest volume weighted average trading prices (“VWAP”) of our common stock during the 20 trading days immediately prior to the date of conversion. In an event of default occurs under the terms of the CFI Notes, the conversion price will be reduced to $1.00 per share.

Concurrently with the execution of the CFI Letter Agreement and the First CFI Note, as additional collateral to secure the repayment of the CFI notes by the Company, Ramy El-Batrawi and X, LLC (an entity wholly owned and controlled by Mr. El-Batrawi), entered into a Limited Recourse Guaranty and Pledge Agreement with CFI (the “Guaranty and Pledge Agreement”), pursuant to which X, LLC agreed to unconditionally and irrevocably guarantee the Company’s repayment of the CFI Notes, and pursuant to which X, LLC pledged up to 300,000 shares of our common stock held of record and beneficially owned by X, LLC.

Loan from Stockholder

On September 17, 2017 the Company entered into a promissory note with John Gray, the control person for Gray Mars Venus Trust, Arizona 2015, for $390,000. The largest balances for the year ended December 31, 2018 and December 31, 2017, respectively, were $986,200 and $445,000. The promissory note accrued interest at a rate of 5%. The principal of and interest on this note was repaid at the closing of our initial public offering in November 2019

Incentive Agreement for Grant of Stock

On April 1, 2018, the Company entered into an incentive agreement for a grant of stock with David Haley, a former director of the Company, pursuant to which Mr. Haley has agreed to write, provide and procure two particular insurance policies for Rideshare Car Rentals, LLC and Distinct Cars, LLC (the “Special Policies”) in consideration for a grant of 250,000 shares of Company restricted common stock, provided further, that in consideration for certain monetary advances made and extended by Mr. Haley on behalf of the Company for certain down payment requirements for the Special Policies, the Company has agreed to issue Mr. Haley 14,945 shares of Company restricted common stock, at a price per share equal to $8.00, as reimbursement for the cost of Mr. Haley’s monetary advances made on behalf of the Company. In March 2019, the Company issued American Business Insurance Services, Inc. 80,000 shares of common stock in connection the settlement of $400,000 of debt related to insurance policies. Mr. Haley is the Chief Executive Officer of American Business Insurance Services, Inc. 258,695 shares of Company restricted common stock was issued on April 1, 2018 and 6,250 shares of Company restricted common stock was issued on October 8, 2018.

Social Reality, Inc.

During the year ended December 31, 2018, the Company incurred $334,471 for advertising and digital media services from Social Reality, Inc. The advertising fees for the year ended December 31, 2018, were less than 5% of Social Reality, Inc.’s consolidated gross revenues. One of our former directors, Christopher Miglino, is the Chief Executive Officer of Social Reality, Inc. and owns approximately 7.5% of Social Reality Inc.’s stock. At December 31, 2018, the Company had an amount due of $334,471 to Social Reality, Inc. The transactions with Social Reality, Inc. were arm’s length transactions in the ordinary course of business upon terms no less favorable than the Company could obtain from third parties.

Non-Qualified Stock Option Agreement

On June 9, 2017, the Company entered into a non-qualified stock option agreement with Kevin Pickard, our Chief Financial Officer and director, providing for an option grant to purchase an aggregate of 300,000 shares at an exercise price of $8.00 per share. The option grant vests at a rate of 10,000 options per month following the date of the option grant. As of December 31, 2018, an aggregate of 300,000 options are vested and exercisable. The options expire December 31, 2020.

On December 1, 2016, the Company entered into a series of non-qualified stock option agreements with former executive officers and directors of the Company providing for a series of option grants to those former executive officers and directors to purchase an aggregate of 450,000 shares at an exercise price of $1.00 per share. The options expired December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AJ Robbins CPA, LLC (“AJ Robbins”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018.

The Audit Committee has appointed AJ Robbins as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020. Representatives of AJ Robbins are expected to be present at the Annual Meeting and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

Aggregate fees billed by the Company’s independent registered public accounting firm are set forth below:

	2019	2018
Audit fees and quarterly reviews (1)	$117,500	$105,000
Audit related fees	62,500	36,000
Tax fees	-	-
All other fees	1	-

(1)	Audit fees include fees for audit or review services in accordance with generally accepted auditing standards, such as statutory audits and services rendered for compliance with Section 404 of the Sarbanes-Oxley Act.

Pre-Approval of Services

Our Audit Committee has not adopted policies and procedures for pre-approval of audit or non-audit services to be performed by the independent registered public accounting firm The Audit Committee pre-approved the engagements for all services performed by the independent registered public accounting firm referred to above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Our consolidated financial statements are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

YAYYO, INC.

Audited Financial Statements

As of December 31, 2019 and 2018

68

YAYYO, INC

Financial Statements

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Yayyo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yayyo, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Yayyo, Inc. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ AJ Robbins CPA LLC

We have served as the Company’s auditor since 2016

Denver, Colorado

March 30, 2020

YAYYO, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2019 and 2018

	2019	2018
ASSETS
Current Assets:
Cash	$1,256,429	$277,444
Accounts receivable	59,331	-
Prepaid expenses	782,900	108,900
Total current assets	2,098,660	386,344

Equipment, net	3,395	5,092
Rental vehicles, net	4,737,047	5,115,117
Deposit on vehicles	164,080	-
Deferred offering costs	-	66,500
Other assets	200,000	-
TOTAL ASSETS	$7,203,182	$5,573,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable (including $394,183 and $334,471 to related party)	$545,254	$719,386
Accrued expenses (including $171,665 and $419,593 to related party)	405,977	494,066
Notes payables, current (net of discount of $32,289 and $72,211)	287,378	2,617,970
Finance lease obligations, current	1,416,446	1,562,651
Total current liabilities	2,655,055	5,394,073

Finance lease obligations, net of current portion	984,119	2,227,496

TOTAL LIABILITIES	3,639,174	7,621,569

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 29,427,803 and 26,718,676 shares issued and outstanding	29	27
Additional paid-in capital	28,735,894	19,193,151
Accumulated deficit	(25,171,915)	(21,241,694)
Total stockholders' deficit	3,564,008	(2,048,516)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,203,182	$5,573,053

The accompanying footnotes are an integral part of these consolidated financial statements.

YAYYO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019 and 2018

	2019	2018

Revenue	$6,914,910	$3,289,478

Cost of revenue	4,673,870	2,374,397

Gross profit	2,241,040	915,081

Operating expenses:
Selling and marketing expenses	765,441	482,811
Product development	13,500	9,699
General and administrative expenses	4,023,921	6,584,251
Impairment of leased assets	-	2,388,000
Loss on the settlement of debt	252,900	-
Total operating expenses	5,055,762	9,464,761

Loss from operations	(2,814,722)	(8,549,680)

Other income (expense):
Interest and financing costs	(1,115,499)	(4,639,442)
Total other income (expense)	(1,115,499)	(4,639,442)

Net loss	$(3,930,221)	$(13,189,122)

Weighted average shares outstanding :
Basic	27,112,557	26,321,137
Diluted	27,112,557	26,321,137

Loss per share
Basic	$(0.14)	$(0.50)
Diluted	$(0.14)	$(0.50)

The accompanying footnotes are an integral part of these consolidated financial statements.

YAYYO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2019 and 2018

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	25,770,551	$26	$7,879,189	$(8,052,572)	$(173,357)

Issuance of common stock for cash	46,330		307,924		307,924
Value of common stock issued with notes payable	155,850		407,791		407,791
Value of warrants issued with notes payable			3,726,506		3,726,506
Value of common stock issued with capital lease obligation	298,500		2,388,000		2,388,000
Issuance of common stock for services	432,500	1	3,459,999		3,460,000
Issuance of common stock for accounts payable	14,945		119,274		119,274
Stock option expense			904,468		904,468
Net loss				(13,189,122)	(13,189,122)

Balance, December 31, 2018	26,718,676	27	19,193,151	(21,241,694)	(2,048,516)

Correction to outstanding shares	(173)				-
Proceeds from the sale of common stock	2,625,000	2	10,499,998		10,500,000
Offering costs			(1,631,655)		(1,631,655)
Issuance of common stock for settlement of debt	84,300		674,400		674,400
Net loss				(3,930,221)	(3,930,221)

Balance, December 31, 2019	29,427,803	$29	$28,735,894	$(25,171,915)	$3,564,008

The accompanying footnotes are an integral part of these consolidated financial statements.

YAYYO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,930,221)	$(13,189,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	995,228	500,622
Stock option expense	-	904,468
Common stock issued for services	-	3,460,000
Amortization of debt discounts	39,922	4,460,931
Gain on disposal of assets	-	(17,360)
Impairment of leased assets	-	2,388,000
Loss on the settlement of debt	252,900	-
Changes in operating assets and liabilities:
Accounts receivable	(59,331)	-
Prepaid expenses	(674,000)	(95,494)
Other assets	(200,000)	-
Accounts payable	(174,132)	673,836
Accrued expenses	333,411	489,963
Net cash used in operating activities	(3,416,223)	(424,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,840)
Purchase of vehicles	(225,000)	-
Deposit for vehicles	(164,080)	-
Net cash used in investing activities	(389,080)	(2,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	10,500,000	307,924
Offering costs paid	(1,565,155)	-
Proceeds from notes payable	2,009,300	7,746,378
Repayment of notes payable	(4,379,814)	(6,111,263)
Payment for debt issuance costs	-	(178,228)
Repayment of finance lease obligations	(1,780,043)	(1,369,109)
Net cash provided by (used in) financing activities	4,784,288	395,702

NET INCREASE (DECREASE) IN CASH	978,985	(31,294)

CASH, BEGINNING OF PERIOD	277,444	308,738

CASH, END OF PERIOD	$1,256,429	$277,444

CASH PAID FOR:
Interest	$1,105,049	$139,825
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$421,500	$119,274
Value of equity recorded as debt discounts	$-	$4,134,297
Finance lease obligations	$1,159,470	$3,700,674

The accompanying footnotes are an integral part of these consolidated financial statements.

YAYYO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Year Ended December 31, 2019 and 2018

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

Risk and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. Since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving. Over the past few weeks, the Company has seen a decline in revenue of approximately 20% and is having a negative impact on the cash flows of the business. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. The Company cannot at this time estimate the long term effect of this unprecedented situation on the rideshare market in general or the Company in particular.

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

YAYYO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Year Ended December 31, 2019 and 2018

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Equipment and Rental Vehicles

Equipment and Rental Vehicles are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment and rental vehicles is provided using the straight-line method for substantially all assets with estimated lives as follows:

Computer equipment	5 years
Vehicles	5 years

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2019, the Company determined that no impairment charge was necessary.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,500,000 warrants and 300,000 options outstanding as of December 31, 2019.

YAYYO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Year Ended December 31, 2019 and 2018

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 1,800,000 potentially dilutive securities outstanding at December 31, 2019.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended December 31, 2019 and 2018 were $765,441 and $482,811, respectively.

Research and Development Costs

The Company expenses its research and development costs as incurred. Research and developments costs for the years ended December 31, 2019 and 2018 were $13,500 and $9,699, respectively.

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

At December 31, 2019 and 2018, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

YAYYO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Year Ended December 31, 2019 and 2018

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Equipment

At December 31, 2019 and 2018 equipment consisted of the following:

	2019	2018

Computer equipment	$6,046	$6,046
	6,046	6,046
Less accumulated depreciation	(2,651)	(954)
Equipment, net	$3,395	$5,092

Depreciation expense for equipment for the years ended December 31, 2019 and 2018 was $1,697 and $636, respectively.

Note 4 – Rental Vehicles

At December 31, 2019 and 2018 all of the Company’s rental vehicles consisted of the following:

	2019	2018

Rental vehicles	$6,284,211	$5,661,749
	6,284,211	5,661,749
Less accumulated depreciation	(1,547,164)	(546,632)
Rental vehicles assets, net	$4,737,047	$5,115,117

YAYYO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Year Ended December 31, 2019 and 2018

The Company’s rental vehicles are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the years ended December 31, 2019 and 2018 was $933,531 and $499,986, respectively. A majority of the rental vehicles are leased with terms are generally for 30 to 36 months and the Company has the right to purchase the vehicles for $1 each at the end of the lease terms.

Note 5 – Notes Payable

Notes payable at December 31, 2019 and 2018 consisted of the following:

	2019	2018
Note payable to investor; accrue interest at 5% per annum; due December 31, 2019; unsecured	$-	$790,000
Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured (A)	319,667	319,667
Note payable to investor; accrue interest at 6% per annum; due November 30, 2018; unsecured (B)	-	222,222
Note payable to investor; original issue discount of $117,828; due he earlier of November 30, 2019 or closing of a public offering; secured by assets of the Company (C)	-	1,296,018
Note payable to merchant bank; accrues interest at 15% per annum; daily payments of $813	-	37,308
Line of credit; $65,000 limit; accrues interest at 15% per annum; weekly payments of $3,038	-	24,966
Total notes payable	319,667	2,690,181
Unamortized debt discount	(32,289)	(72,211)
Notes payable, net discount	287,378	2,617,970
Less current portion	(287,378)	(2,617,970)
Long-term portion	$-	$-

(A) In connection with the issuance of these notes payable in 2018 and 2017, the Company also issued an aggregate of 24,050 shares of its common stock to these note holders as additional incentive to make the loans. The aggregate relative fair value of these shares of common stock was $119,875 and was recorded as a discount on the note payable and as additional paid in capital. The discount of $119,875 is being amortized over the term of the notes payable. During the years ended December 31, 2019 and 2018, $39,922 and $37,949, respectively, was charged to interest expense as amortization of the discounts, with an unamortized balance of $32,289 at December 31, 2019.

YAYYO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Year Ended December 31, 2019 and 2018

(B) This note payable was issued with an original issuance discount of $22,222 which is being amortized over the term of the notes payable. During the years ended December 31, 2019 and 2018, $0 and $21,505, respectively, was charged to interest expense as amortization of the discount, with an unamortized balance of $0 at December 31, 2019.

(C) On March 8, 2018, the Company issued a note payable for $6,000,000. The note accrues interest at LIBOR plus 100 basis points and is due five years from the date of issuance. The note payable is secured by the restricted cash balance. In addition, the Company issued to the note holder 150,000 shares of the Company’s common stock and 1,500,000 warrants to purchase shares of the Company’s common stock for $4.00 per shares. The warrants expire five years from the date of issuance. The Company also paid $178,228 of issuance costs associated with this note. The relative fair value of the 150,000 shares of common stock was $378,916 and the relative fair value of the 1,500,000 warrants was $3,726,506 and both were recorded as a discount on the note payable and as additional paid in capital. In addition, the issuance costs of $178,228 have also been recorded as a debt discount. The debt discount of $4,283,650 is being amortized over the term of the note payable. On September 12, 2018, the Company entered into a new note payable agreement with this investor whereby, the Company repaid $4,821,810 of the original $6,000,000 note payable and with the balance of $1,178,190 plus an original issue discount of $117,828 being rolled into the September 12, 2018 note payable for $1,296,018. The original issue discount of $117,828 is being amortized to interest expense over the term of the new note payable. As a result of the $6,000,000 note payable being repaid in September 2018, the Company amortized to interest expense the remaining debt discount associated with the note payable of $4,018,560. During the years ended December 31, 2019 and 2018, $0 and $4,401,477, respectively, was charged to interest expense as amortization of the debt discounts associated with the notes payable to this investor, with an unamortized balance of $0 at December 31, 2019.

A rollforward of notes payable from December 31, 2017 to December 31, 2019 is below:

Notes payable, December 31, 2017	$807,099
Issued for cash	7,746,378
Repayments	(6,111,263)
Accrued interest converted to note payable	27,350
Debt discount related to notes payable	(4,312,525)
Amortization of debt discounts	4,460,931
Notes payable, December 31, 2018	2,617,970
Issued for cash	2,009,300
Repayments	(4,379,814)
Amortization of debt discounts	39,922
Notes payable, December 31, 2019	$287,378

Note 6 – Lease Obligations

Lease obligations at December 31, 2019 and 2018 consisted of the following:

	2019	2018

Lease obligations	$2,400,565	$3,790,147
Less current portion	(1,416,446)	(1,562,651)
Long-term portion	$984,119	$2,227,496

YAYYO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Year Ended December 31, 2019 and 2018

A rollforward of lease obligations from December 31, 2017 to December 31, 2019 is below:

Lease obligations, December 31, 2017	$1,593,291
New lease obligations	3,700,674
Disposal of leased vehicles	(134,709)
Payments on lease obligations	(1,369,109)
Lease obligations, December 31, 2018	3,790,147
New lease obligations	1,159,470
Disposal of leased vehicles	(769,009)
Payments on lease obligations	(1,780,043)
Lease obligations, December 31, 2019	$2,400,565

Future payments under lease obligations are as follows:

Twelve months ending December 31,
2020	$1,511,672
2021	857,353
2020	163,630
Total payments	2,532,655
Amount representing interest	(132,090)
Lease obligation, net	$2,400,565

Note 7 – Stockholders’ Equity

The Company authorized 100,000,000 shares of capital stock with consists of 90,000,000 shares of common stock, $0.000001 par value per share and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Common Stock

During the years ended December 31, 2019, the Company:

•	issued 84,300 shares of common stock to vendors in satisfaction of $421,500 of accounts payable and accrued expenses. The 84,300 shares were valued at $674,000; therefore the Company took a charge to earnings of $252,900 related to the settlement of debt during the years ended December 31, 2019;

•	issued 2,625,000 shares of common shares in connection with its initial public offering at $4.00 per share. Total gross proceeds from the offering were $10,500,000, before deducting underwriting discounts and commissions and other offering expenses.

During the years ended from December 31, 2018, the Company:

•	sold 46,330 shares of common stock to investors for gross cash proceeds of $307,924;

•	issued 155,850 shares of common stock in connection with the issuance of notes payable;

•	issued 91,500 shares of common stock in connection with lease obligations;

•	issued 432,500 shares of common stock for services rendered valued at $3,460,000. The value was determined based on the shares price for recent sales of the Company’s common stock; and

•	issued 14,945 shares of common stock for payment of accounts payable of $119,274.

YAYYO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Year Ended December 31, 2019 and 2018

Stock Options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2017	750,000	$3.80	1.80	$3,150,000
Granted	-	$
Forfeited	(450,000)	1.00
Exercised	-
Outstanding, December 31, 2018	300,000	$8.00	2.00	$-
Granted	-	$
Forfeited	-
Exercised	-
Outstanding, December 31, 2019	300,000	$8.00	1.00	$-
Exercisable, December 31, 2019	300,000	$8.00	1.00	$-

The exercise price for options outstanding and exercisable at December 31, 2019:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
300,000	$8.00	$300,000	8.00
300,000		300,000

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2017	-
Granted	1,500,000	$4.00
Forfeited	-
Exercised	-
Outstanding, December 31, 2018	1,500,000	$4.00	4.44	$6,000,000
Granted	131,250	5.00
Forfeited	-
Exercised	-
Outstanding, December 31, 2019	1,631,250	$4.08	3.38	$-
Exercisable, December 31, 2019	1,631,250	$4.08	3.38	$-

YAYYO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Year Ended December 31, 2019 and 2018

The exercise price for warrants outstanding at December 31, 2019:

Outstanding and Exerciseable
Number of	Exercise
Warrants	Price
1,500,000	$4.00
131,250	5.00
1,631,250

In connection with the Company’s initial public offering, the Company issued the underwriters a total of 131,250 warrants to purchase shares of the Company’s common stock for $5.00 per share. The warrants expire in November 2024.

Note 8 – Related Party Transactions

During the years ended December 31, 2018, the Company paid management fees of $205,000, to a company that is owned by the Company’s Chief Executive Officer and director. Beginning on February 1, 2019, the Company entered into a consulting agreement with this individual and paid $167,000 under the consulting agreement. The consulting agreement was terminated effective September 1, 2019.

During the years ended December 31, 2019 and 2018, the Company expensed $587,261 and $334,471, respectively, in advertising expense from a company whose CEO was also a former director of the Company. At December 31, 2019 and 2018, $394,183 and $334,471, respectively, was owed to this company and is included in accounts payable in the accompanying consolidated balance sheets.

During the years ended December 31, 2019 and 2018, the Company expensed $2,214,985 and $1,069,163, respectively, in insurance expense related to insuring the Company fleet of vehicles from an insurance brokerage firm whose owner is also a stockholder of the Company. At December 31, 2019 and 2018, $171,665 and $419,593, respectively, was owed to this insurance brokerage from and is included in accrued expenses in the accompanying consolidated balance sheets.

At December 31, 2019 and 2018, the Company had a note payable to a stockholder for $0 and $790,000, respectively.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2019 and 2018 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended December 31, 2019 and 2018.

YAYYO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Year Ended December 31, 2019 and 2018

A reconciliation of the differences between the effective and statutory income tax rates for the years ended December 31, 2019 and 2018:

	2019		2018
	Amount	Percent	Amount	Percent

Federal statutory rates	$(825,346)	21.0%	$(2,769,716)	21.0%
State income taxes	(275,115)	7.0%	(923,239)	7.0%
Permanent differences	(69,409)	1.8%	3,144,503	-23.8%
Valuation allowance against net deferred tax assets	1,169,870	-29.8%	548,452	-4.2%
Effective rate	$-	0.0%	$-	0.0%

At December 31, 2019 and 2018, the significant components of the deferred tax assets are summarized below:

	2019	2018
Deferred income tax asset
Net operation loss carryforwards	2,419,531	1,497,497
Accrued expenses	159,887	-
Total deferred income tax asset	2,579,418	1,497,497
Less: valuation allowance	(2,579,418)	(1,497,497)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $1,081,921 in 2019 as a result of the Company generating additional net operating losses. The valuation allowance increased by $175,612 in 2018 of which $548,452 was a result of the Company generating additional net operating losses offset by $372,840 as a result of the change in the corporate tax rate from 34% to 21%.

The Company has recorded as of December 31, 2019 and 2018 a valuation allowance of $2,549,418 and $1,497,497, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2019 and 2018.

The Company has net operating loss carry-forwards of approximately $8,600,000. Such amounts are subject to IRS code section 382 limitations and expire in 2031. The 2017, 2018 and 2019 tax year is still subject to audit.

Note 10 - Contingencies

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business.  Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. The Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

Social Reality Inc. v. YayYo, Inc.

This action was filed on February 11, 2020, in the Superior Court of the State of California for the County of Los Angeles.  Plaintiff Social Reality Inc. is a media company that claims to have provided media services to the Company.  Plaintiff has sued the Company for breach of contract and related causes of action, arising from its claims that we have failed to pay for past outstanding invoices for services rendered.  The plaintiff has also filed a motion for prejudgment attachment which is set for a hearing on April 28, 2020.  The Company believes that it has valid defenses to the lawsuit, and expects to file counterclaims that will offset or negate any monies owed to plaintiff; it will vigorously defend both the lawsuit and plaintiff’s application for attachment.

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

This action was filed on March 5, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Anthony Davis was hired by the Company as its Chief Executive Officer in or about December 2016.  Mr. El-Batrawi is the founder of the Company and our current Chief Executive Officer and director, and was involved, the complaint alleges, in Plaintiff’s hiring.  As part of his compensation, Mr. Davis claims that he expected to receive stock options in the Company.  He has alleged that “after several months of unsuccessfully attempting to persuade the Company’s founder to implement certain protocols and procedures” he resigned from his executive officer and director positions, and entered into a written agreement with the Company for services to be rendered as a consultant.  Mr. Davis claims that the Company breached its agreement to award him certain stock options and includes a claim for wage and hour violations. The lawsuit also includes a request for declaratory and injunctive relief.  He also included a claim under California Unfair Practices Act.  The Company denies liability and asserts that it has paid Davis all amounts due to him under the contract.  It intends to vigorously defend the lawsuit, by, inter alia, removing the case to binding arbitration pursuant to the contract the plaintiff alleges.

Note 11 – Subsequent Events

Subsequent to December 31, 2019, the Company issued 166,00 stock options with an exercise price of $4.00 per share that expire on December 31, 2022 to its former Chief Executive Officer and issued 250,000 stock options to its former President.

Exhibits

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 contained in the Registrant’s Form S-1/A filed on October 7, 2019).

3.1	Certificate of Incorporation of YayYo, Inc. (incorporated by reference to Exhibit 2.2 contained in the Registrant’s Form 1-A filed on December 15, 2016).

3.2	Amended and Restated Certificate of Incorporation of YayYo, Inc. (incorporated by reference to Exhibit 2.4 contained in the Registrant’s Form 1-A filed on December 15, 2016).

3.3	Bylaws of YayYo, Inc. (incorporated by reference to Exhibit 2.3 contained in the Registrant’s Form 1-A filed on December 15, 2016).

3.4	Amended and Restated Bylaws of YayYo, Inc. (incorporated by reference to Exhibit 3.4 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

3.5	Certificate of Conversion of YayYo, LLC (incorporated by reference to Exhibit 2.1 contained in the Registrant’s Form 1-A filed on December 15, 2016).

3.6	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 2.5 contained in the Registrant’s Form 1-A filed on December 15, 2016).

4.1	Secured Convertible Note to Chase Financing Inc., dated January 6, 2017 (incorporated by reference to Exhibit 6.6 contained in the Registrant’s Form 1-A filed on January 19, 2017).

4.2	Promissory Note with X, LLC, dated January 15, 2017 (incorporated by reference to Exhibit 6.8 contained in the Registrant’s Form 1-A filed on February 3, 2017).

4.3*	Warrant dated March 2, 2018.

4.4	Senior Secured Note, dated March 8, 2018 (incorporated by reference to Exhibit 4.4 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

4.5	Form of Secured Promissory Note (incorporated by reference to Exhibit 6.14 contained in the Registrant’s Form 1-U filed on March 26, 2018).

4.6	Secured Promissory Note, dated December 27, 2017 (incorporated by reference to Exhibit 6.16 contained in the Registrant’s Form 1-A filed on March 26, 2018).

4.7	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.7 contained in the Registrant’s Form S-1/A filed on October 7, 2019).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 contained in the Registrant’s Form 1-A filed on January 19, 2017).

10.2	Product Management Proposal (incorporated by reference to Exhibit 10.2 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.3+	Executive Employment Offer (incorporated by reference to Exhibit 10.3 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.4+	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.5	Agreement with Chase Financing Inc., dated January 1, 2017 (incorporated by reference to Exhibit 10.5 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.6	Limited Recourse Guaranty and Pledge with X, LLC, dated January 6, 2017 (incorporated by reference to Exhibit 6.5 contained in the Registrant’s Form 1-A filed on January 19, 2017).

10.7	Common Stock Purchase Agreement, dated January 6, 2017 (incorporated by reference to Exhibit 10.7 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.8	Form of SAFE Agreement (incorporated by reference to Exhibit 6.9 contained in the Registrant’s Form 1-A filed on February 3, 2017).

10.9	Securities Purchase Agreement, dated March 8, 2018 (incorporated by reference to Exhibit 10.9 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.10	Side Agreement, dated July 15, 2017 (incorporated by reference to Exhibit 6.13 contained in the Registrant’s Form 1-A filed on March 28, 2018).

10.11	Deposit Account Control Agreement, dated March 8, 2018 (incorporated by reference to Exhibit 10.11 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.12	Security Agreement, dated December 27, 2017 (incorporated by reference to Exhibit 6.28 contained in the Registrant’s Form 1-A filed on March 26, 2018).

10.13	Registration Rights Agreement, dated March 8, 2018 (incorporated by reference to Exhibit 10.13 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.14	Patent and Trademark Security Agreement, dated December 27, 2017 (incorporated by reference to Exhibit 10.14 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.15+	Incentive Agreement For Grant of Stock, dated April 1, 2018 (incorporated by reference to Exhibit 10.15 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.16	Form of Open End Lease Agreement and Disclosure Statement (incorporated by reference to Exhibit 10.16 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.17+	Non-Qualified Stock Option Agreement, dated June 9, 2017 (incorporated by reference to Exhibit 10.17 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.18	Independent Director Agreement, dated November 27, 2017 (incorporated by reference to Exhibit 10.18 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.19	Independent Director Agreement, dated November 8, 2017 (incorporated by reference to Exhibit 10.19 contained in the Registrant’s Form S-1/A filed on June 7, 2018).

10.20	Voting Trust Agreement, dated October 11, 2018, by and among YayYo, Inc., X, LLC, and each Trustee (incorporated by reference to Exhibit 10.20 contained in the Registrant’s Form S-1/A filed on October 11, 2018).

10.21	Amendment and Exchange Agreement with Note, dated September 12, 2018 (incorporated by reference to Exhibit 10.21 contained in the Registrant’s Form S-1/A filed on October 7, 2019).

10.21.1	Amendment to Note Payable Agreement (incorporated by reference to Exhibit 10.21.1 contained in the Registrant’s Form S-1/A filed on November 5, 2019).

10.22	Consulting Agreement with Ramy El-Batrawi, dated February 1, 2019 (incorporated by reference to Exhibit 10.22 contained in the Registrant’s Form S-1/A filed on October 7, 2019).

10.23	Promissory Note to Stockholder (incorporated by reference to Exhibit 10.21.1 contained in the Registrant’s Form S-1/A filed on November 5, 2019)

10.24	Employment Agreement between the Registrant and Boyd Bishop (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2020)

10.25	Employment Agreement between the Registrant and Jonathan Rosen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2020)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 contained in the Registrant’s Form S-1 filed on April 30, 2018).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed or furnished herewith.
+	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: March 31, 2020	YAYYO, INC.

	By:	/s/ Ramy El-Batrawi
Ramy El-Batrawi
Chief Executive Officer, Officer, and Director

	By:	/s/ Kevin F. Pickard
Kevin F. Pickard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramy El-Batrawi	Chief Executive Officer, Officer,	March 31, 2020
Ramy El-Batrawi	and Director

/s/ Kevin F. Pickard	Chief Financial Officer	March 31, 2020
Kevin F. Pickard

/s/ Laurie DiGiovanni	Chief Operating Officer	March 31, 2020
Laurie DiGiovanni

/s/ Stephen M. Sanchez	Director	March 31, 2020
Stephen M. Sanchez

/s/ Harbant S. Sidhu	Director	March 31, 2020
Harbant S. Sidhu

/s/ Douglas M. Mox	Director	March 31, 2020
Douglas M. Mox

/s/ John P. O’Neill	Director	March 31, 2020
John P. O’Neill

