Form 10-Q
period 2020-03-31
YayYo, Inc.
filed 2020-05-18
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _______

Commission File Number:

YAYYO, INC.

(exact name of registrant as specified in its charter)

Delaware	95-3261426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 N. Camden Drive, Suite 600 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

(310) 926-2643

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

30,856,374 shares of common stock, $0.000001 par value, as of May 15, 2020

ii

PART I – FINANCIAL INFORMATION

Item 1.

YAYYO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$37,579	$1,256,429
Accounts receivable	37,839	59,331
Prepaid expenses	768,440	782,900
Total current assets	843,858	2,098,660

Equipment, net	3,093	3,395
Rental vehicles, net	6,832,929	4,737,047
Deposit on vehicles	35,537	164,080
Deferred offering costs	-	-
Other assets	200,000	200,000
TOTAL ASSETS	$7,915,417	$7,203,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable (including $529,649 and $394,183 to related party)	$1,075,228	$545,254
Accrued expenses (including $0 and $171,665 to related party)	257,761	405,977
Notes payables, current (net of discount of $22,336 and $32,289)	297,331	287,378
Finance lease obligations, current	1,715,134	1,416,446
Total current liabilities	3,345,454	2,655,055

Finance lease obligations, net of current portion	2,309,933	984,119

TOTAL LIABILITIES	5,655,387	3,639,174

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 29,427,803 and 29,427,803 shares issued and outstanding	29	29
Additional paid-in capital	29,193,136	28,735,894
Accumulated deficit	(26,933,135)	(25,171,915)
Total stockholders’ deficit	2,260,030	3,564,008
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,915,417	$7,203,182

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$1,747,642	$1,778,601

Cost of revenue	1,401,291	1,082,170

Gross profit	346,351	696,431

Operating expenses:
Selling and marketing expenses	131,509	81,738
General and administrative expenses	1,896,206	785,183
Loss on the settlement of debt	-	240,000
Total operating expenses	2,027,715	1,106,921

Loss from operations	(1,681,364)	(410,490)

Other income (expense):
Interest and financing costs	(79,856)	(168,973)
Total other income (expense)	(79,856)	(168,973)

Net loss	$(1,761,220)	$(579,463)

Weighted average shares outstanding :
Basic	29,427,803	26,721,343
Diluted	29,427,803	26,721,343

Loss per share
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	29,427,803	$29	$28,735,894	$(25,171,915)	$3,564,008

Stock option expense			457,242		457,242
Net loss				(1,761,220)	(1,761,220)

Balance, March 31, 2020	29,427,803	$29	$29,193,136	$(26,933,135)	$2,260,030

Balance, December 31, 2018	26,718,676	$27	$19,193,151	$(21,241,694)	$(2,048,516)

Issuance of common stock for settlement of debt	80,000		640,000		640,000
Net loss				(579,463)	(579,463)

Balance, March 31, 2019	26,798,676	$27	$19,833,151	$(21,821,157)	$(1,987,979)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
	$(1,761,220)	$(579,463)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314,785	241,879
Stock option expense	457,242	-
Common stock issued for services	-	-
Amortization of debt discounts	9,953	9,844
Loss on the settlement of debt	-	240,000
Changes in operating assets and liabilities:
Accounts receivable	21,492	-
Prepaid expenses	14,460	(17,858)
Accounts payable	529,974	(132,283)
Accrued expenses	(148,216)	92,324
Net cash used in operating activities	(561,530)	(145,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for vehicles	(35,537)	-
Net cash used in investing activities	(35,537)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	680,000
Repayment of notes payable	-	(199,141)
Repayment of finance lease obligations	(621,783)	(297,703)
Net cash provided by (used in) financing activities	(621,783)	183,156

NET INCREASE (DECREASE) IN CASH	(1,218,850)	37,599

CASH, BEGINNING OF PERIOD	1,256,429	277,444

CASH, END OF PERIOD	$37,579	$315,043

CASH PAID FOR:
Interest	$69,903	$148,511
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$-	$400,000
Value of equity recorded as debt discounts	$-	$-
Finance lease obligations	$2,246,285	$510,136

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

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

Risk and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. Since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving. The Company has seen a decline in revenue which is having a negative impact on the cash flows of the business. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. The Company cannot at this time estimate the long term effect of this unprecedented situation on the rideshare market in general or the Company in particular.

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the three months ended March 31, 2019 and notes thereto. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Distinct Cars, LLC, RideShare Car Rentals, LLC, RideYayYo, LLC and Savy, LLC. All significant intercompany transactions and balances have been eliminated.

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2020, the Company determined that no impairment charge was necessary.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,631,250 warrants and 716,000 options outstanding as of March 31, 2020.

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 2,347,250 potentially dilutive securities outstanding at March 31, 2020.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three months ended March 31, 2020 and 2019 were $182,645 and $125,995, respectively.

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

At March 31, 2020 and December 31, 2019, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

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

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Equipment

At March 31, 2020 and December 31, 2019 equipment consisted of the following:

	March 31,	December 31,
	2020	2019

Computer equipment	$6,046	$6,046
	6,046	6,046
Less accumulated depreciation	(2,953)	(2,651)
Equipment, net	$3,093	$3,395

Depreciation expense for equipment for the three months ended March 31, 2020 and 2019 was $302 and $105, respectively.

Note 4 – Rental Vehicles

At March 31, 2020 and December 31, 2019, all of the Company’s rental vehicles consisted of the following:

	March 31,	December 31,
	2020	2019

Rental vehicles	$8,694,576	$6,284,211
	8,694,576	6,284,211
Less accumulated depreciation	(1,861,647)	(1,547,164)
Rental vehicles, net	$6,832,929	$4,737,047

The Company’s leased assets, consisting of vehicles, are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the three months ended March 31, 2020 and 2019 was $314,483 and $241,774, respectively. The lease terms are generally for 30 to 36 months and the Company has the right to purchase the leased assets for $1 each at the end of the lease terms.

Note 5 – Notes Payable

Notes payable at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured (A)	$319,667	319,667
Total notes payable	319,667	319,667
Unamortized debt discount	(22,336)	(32,289)
Notes payable, net discount	297,331	287,378
Less current portion	(297,331)	(287,378)
Long-term portion	$-	$-

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

(A) In connection with the issuance of these notes payable in 2018 and 2017, the Company also issued an aggregate of 24,050 shares of its common stock to these note holders as additional incentive to make the loans. The aggregate relative fair value of these shares of common stock was $119,875 and was recorded as a discount on the note payable and as additional paid in capital. The discount of $119,875 is being amortized over the term of the notes payable. During the three months ended March 31, 2020 and 2019, $9,953 and $9,844, respectively, was charged to interest expense as amortization of the discounts, with an unamortized balance of $22,336 at March 31, 2020.

A rollforward of notes payable from December 31, 2019 to March 31, 2020 is below:

Notes payable, December 31, 2019	$287,378
Amortization of debt discounts	9,953
Notes payable, March 31, 2020	$297,331

Note 6 – Lease Obligations

Lease obligations at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019

Lease obligations	$4,025,067	$2,400,565
Less current portion	(1,715,134)	(1,416,446)
Long-term portion	$2,309,933	$984,119

A rollforward of lease obligations from December 31, 2019 to March 31, 2020 is below:

Lease obligations, December 31, 2019	$2,400,565
New lease obligations	2,246,285
Payments on lease obligations	(621,783)
Lease obligations, March 31, 2020	$4,025,067

Future payments under lease obligations are as follows:

Twelve months ending March 31,
2021	$1,906,408
2022	1,270,563
2023	1,185,942
Total payments	4,362,913
Amount representing interest	(337,846)
Lease obligation, net	$4,025,067

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

Note 7 – Stockholders’ Equity

The Company authorized 100,000,000 shares of capital stock with consists of 90,000,000 shares of common stock, $0.000001 par value per share and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Stock Options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	300,000	$8.00	1.00	$-
Granted	1,500,000	4.00
Forfeited	(1,084,000)	4.00
Exercised	-
Outstanding, March 31, 2020	716,000	$5.68	1.93	$-
Exercisable, March 31, 2020	716,000	$5.68	1.93	$-

The exercise price for options outstanding and exercisable at March 31, 2020:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
416,000	$4.00	416,000	$4.00
300,000	8.00	300,000	8.00
716,000		716,000

The following is a summary of warrant activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	1,631,250	$4.08	3.38	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2020	1,631,250	$4.08	3.13	$-
Exercisable, March 31, 2020	1,631,250	$4.08	3.13	$-

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

The exercise price for warrants outstanding at March 31, 2020:

Outstanding and Exerciseable
Number of	Exercise
Warrants	Price
1,500,000	$4.00
131,250	5.00
1,631,250

Note 8 – Related Party Transactions

During the three months ended March 31, 2020 and 2019, the Company paid management fees of $0 and $52,000, respectively, to a company that is owned by the Company’s Chief Executive Officer and director. Beginning on February 1, 2019, the Company entered into a consulting agreement with this individual and paid $167,000 under the consulting agreement. The consulting agreement was terminated effective September 1, 2019.

During the three months ended March 31, 2020 and 2019, the Company expensed $32,173 and $63,727, respectively, in advertising expense from a company whose CEO was also a former director of the Company. At March 31, 2020 and December 31, 2019, $324,920 and $394,183, respectively, was owed to this company and is included in accounts payable in the accompanying consolidated balance sheets.

During the three months ended March 31, 2020 and 2019, the Company expensed $515,092 and $511,437, respectively, in insurance expense related to insuring the Company fleet of vehicles from an insurance brokerage firm whose owner is also a stockholder of the Company. At March 31, 2020 and December 31, 2019, $204,729 and $171,665, respectively, was owed to this insurance brokerage from and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 9 - Contingencies

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

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

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

Note 10 – Subsequent Events

On April 2, 2020, X, LLC, a company wholly-owned and controlled by Ramy El-Batrawi, the Chief Executive Officer and a Director of the Company, loaned $50,000 to the Company, and on April 6, 2020, X, LLC, loaned an additional $100,000 to the Company. These loans were made under an oral agreement, are secured by all of the assets of the Company and its subsidiaries, bear no interest, and are payable 30 days after the date of the loan. The Company will use the proceeds of these loans for general working capital purposes.

On April 3, 2020, the Company issued and sold 1,428,571 of its common stock, par value $0.000001 per share, to a private investor who is an “accredited investor” as defined in Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), for a purchase price of $0.07 per share, for gross proceeds of $100,000. The Company will use the proceeds of this sale for general working capital purposes. This sale was exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder as not involving any public offering.

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

Impact of COVID-19 on our business

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. Since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. According to its recent investor update call, Uber’s gross bookings in Seattle are down by 60-70%, and Uber assumes similar declines in other big cities hit by COVID-19. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving. The Company has seen a decline in revenue which is having a negative impact on the cash flows of the business. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. The Company cannot at this time estimate the long term effect of this unprecedented situation on the rideshare market in general or the Company in particular.

Consolidated Results of Operations—Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019.

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

Total Revenues.

Revenue for the three months ended March 31, 2020 was $1,747,642, a decrease of $30,959 or 1.7% compared to revenue for the three months ended March 31, 2019 of $1,778,601. The decrease is due to us not being able to maintain our average weekly rental income levels due to the COVID-19 outbreak. During the three months ended March 31, 2020, the average weekly rental income per vehicle placed in service was $249 compared to $351 for the same period in 2019.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the three months ended March 31, 2020 were $1,401,291, an increase of $319,121 or 29.5% compared to cost of revenues for the three months ended March 31, 2019 of $1,082,170. The increase is due to higher depreciation expense and insurance expense due to the increase in fleet size. For the three months ended March 31, 2020 and 2019 our cost of revenue was 80.2% and 60.8% of our revenue, respectively. The increase in the cost of revenue as a percentage of revenue is due to the decrease in average weekly rental income due to the COVID – 19 outbreak.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2020 were $1,896,206, representing an increase of $1,111,023 or 141.5% over the three months ended March 31, 2019 of $785,183. The increase is principally due to higher payroll costs (including stock option expense) as we hired additional personnel for our expanding operations and higher management salaries; and higher occupancy costs.

Selling and Marketing Expenses.

Selling and marketing expenses for the three months ended March 31, 2020 were $131,509, representing an increase of $49,771 or 60.9% over the three months ended March 31, 2019 of $81,738. The increase is due to an increase in advertising our rentals to Uber and Lyft drivers.

Loss on the settlement of debt

Loss on the settlement of debt for the three months ended March 31, 2020 was $0 as compared to $240,000 for the same period in 2019. During the months ended March 31, 2019, we settled outstanding debt of $400,000 with 80,000 shares of common stock valued at $640,000.

.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2020 were $2,027,715, representing an increase of $920,794 or 83.2% compared to the three months ended March 31, 2019 of $1,106,921. The decrease is due to the reasons described above.

Interest expense, net

Interest and financing expenses for the three months ended March 31, 2020 were $79,856 compared to $168,973 for the three months ended March 31, 2019. The decrease in interest and financing cost for the three months ended March 31, 2020 due to a decrease in outstanding debt.

Net Loss

The net loss for the three months ended March 31, 2020 was $1,761,220, representing an increase of $1,181,757 or 203.9% compared to the three months ended March 31, 2019 of $579,463. The increase is due to the reasons described above.

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

Current Assets, Liabilities and Working Capital. At March 31, 2020, the Company’s current assets totaled $843,858, current liabilities totaled $3,345,454, and working capital was a deficit of $2,501,596. At December 31, 2019, the Company’s current assets totaled $2,098,660, current liabilities totaled $2,655,055, and working capital was a deficit of $556,395.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $1,332,989 and $951,231 as of March 31, 2020 and December 31, 2019, respectively, an increase of $1,332,989 or 40.1%.

Since inception, our principal sources of operating funds have been proceeds from equity financing including the sale of our common stock to initial investors known to management and principal shareholders of the Company. We do not expect that our current cash on hand will fund our existing operations and future business growth. We will need to raise additional capital in order execute our business plan and growth goals for at least the next twelve-month period thereafter. If the Company is unable to raise sufficient additional funds, it will have to execute a slower than planned growth path, reduce overhead and scale back its business plan until sufficient additional capital is raised to support further operational expansion and growth. As of March 31, 2020, the Company had $37,579 in cash. The Company used $561,530 of cash for operating activities for the three months ended March 31, 2020. The Company is seeking to raise additional capital. If the Company is not successful in raising additional capital it will be forced to significantly scale back its business operations and it growth plans. In addition, the COVID-19 virus and the related impact it is having on the U.S. economy is currently having a negative impact on the cash flows of our business.

Capital Expenditures

During the three months ended March 31, 2020, the Company had capital expenditures of $2,246,285 in leased vehicles. At March 31, 2020, most of the Company’s vehicles were finance with leases. At March 31, 2020 the Company had $8,694,576 of rental vehicles, net of accumulated depreciation in the amount of $1,861,647, totaling $6,832,929 in net rental vehicles. At December 31, 2019 the Company had $6,284,211 of rental vehicles, net of accumulated depreciation in the amount of $1,547,164, totaling $4,737,047 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for three years and the Company has the right to purchase the leased assets for $1 each at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 totaled $561,530, which was an increase of $415,973 or approximately 286% from the net cash used in operating activities of $145,557 for the same period in 2019. The increase is principally due to the increase in net loss.

Cash Flows from Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2020 totaled $35,537, which was an increase of $35,537 from the net cash used in investing activities of $0 for the same period in 2019. The increase is due to the deposit on new vehicles.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 totaled $621,783, which was a change of $804,939 from the net cash provided by financing activities of $183,156 for the same period in 2019. The change is principally due to the increase in payments on financing lease obligations in 2020 and proceeds of $680,000 from notes payable in 2019.

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

Contractual Obligations, Commitments and Contingencies

During fiscal years 2017, 2018 and 2019, the Company entered into a series of monthly vehicle leasing agreements with ACME Auto Leasing, LMP Financial Services and United Mile Fleet, each with an approximate lease term of 12 to 36 months. As of March 31, 2020 and December 31, 2019, the Company had total lease obligations in the amount of $4,025,067 and $2,400,565, respectively. The Company owes monthly payments under each Lease Agreement ranging from approximately $342 per month to $621 per month. At the end of the term of the Lease Agreement, lessee has the right to purchase ownership and title of the subject vehicle for a nominal payment. In addition, the Lease Agreements are subject to and secured by a grant of a purchase money security interest on each leased vehicle.

We leased and maintained primary offices at 433 North Camden Drive, Suite 600, Beverly Hills, California 90210 and 6600 Sunset Blvd., Los Angeles, CA 90028, the latter being the location where the majority of our operations and staff conduct activities on a daily basis. We do not currently own any real property.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

YAYYO, INC. (Registrant)

By:	/s/ Ramy El-Batrawi
Ramy El-Batrawi, Chief Executive Officer

/s/ Ryan Saathoff
Ryan Saathoff, Chief Financial Officer

Date:	May 18, 2020

