Form 10-Q
period 2020-06-30
YayYo, Inc.
filed 2020-08-06
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

31,981,374 shares of common stock, $0.000001 par value, as of August 5, 2020

ii

PART I – FINANCIAL INFORMATION

Item 1.

YAYYO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2020 and December 31, 2019

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$103,240	$1,256,429
Accounts receivable	43,562	59,331
Prepaid expenses	549,404	782,900
Total current assets	696,206	2,098,660

Equipment, net	2,651	3,395
Rental vehicles, net	6,362,989	4,737,047
Deposit on vehicles	-	164,080
Other assets	200,000	200,000
TOTAL ASSETS	$7,261,846	$7,203,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable (including $526,076 and $394,183 to related party)	$1,334,521	$545,254
Accrued expenses (including $0 and $171,665 to related party)	365,793	405,977
Notes payables, current (net of discount of $12,383 and $32,289)	500,059	287,378
Finance lease obligations, current	1,640,899	1,416,446
Total current liabilities	3,841,272	2,655,055

Note payable, net of current portion	149,900	-
Finance lease obligations, net of current portion	1,458,486	984,119

TOTAL LIABILITIES	5,449,658	3,639,174

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 31,981,374 and 29,427,803 shares issued and outstanding	32	29
Additional paid-in capital	29,468,133	28,735,894
Accumulated deficit	(27,655,977)	(25,171,915)
Total stockholders’ deficit	1,812,188	3,564,008
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,261,846	$7,203,182

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$1,580,555	$1,696,917	$3,328,197	$3,475,518

Cost of revenue	1,295,059	962,071	2,696,350	2,044,241

Gross profit	285,496	734,846	631,847	1,431,277

Operating expenses:
Selling and marketing expenses	79,133	20,868	210,642	102,606
General and administrative expenses	861,410	675,628	2,757,616	1,460,811
Loss on the settlement of debt	-	12,900	-	252,900
Total operating expenses	940,543	709,396	2,968,258	1,816,317

Loss from operations	(655,047)	25,450	(2,336,411)	(385,040)

Other income (expense):
Interest and financing costs	(67,795)	(442,902)	(147,651)	(611,875)
Total other income (expense)	(67,795)	(442,902)	(147,651)	(611,875)

Net loss	$(722,842)	$(417,452)	$(2,484,062)	$(996,915)

Weighted average shares outstanding :
Basic	31,064,184	26,798,865	30,245,994	26,760,318
Diluted	31,064,184	26,798,865	30,245,994	26,760,318

Loss per share
Basic	$(0.02)	$(0.02)	$(0.08)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.04)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	29,427,803	$29	$28,735,894	$(25,171,915)	$3,564,008

Stock option expense			457,242		457,242
Net loss				(1,761,220)	(1,761,220)

Balance, March 31, 2020	29,427,803	29	29,193,136	(26,933,135)	2,260,030

Issuance of common stock for cash	2,553,571	3	274,997		275,000
Net loss				(722,842)	(722,842)

Balance, June 30, 2020	31,981,374	$32	$29,468,133	$(27,655,977)	$1,812,188

Balance, December 31, 2018	26,718,676	$27	$19,193,151	$(21,241,694)	$(2,048,516)

Issuance of common stock for settlement of debt	80,000		640,000		640,000
Net loss				(579,463)	(579,463)

Balance, March 31, 2019	26,798,676	27	19,833,151	(21,821,157)	(1,987,979)

Issuance of common stock for settlement of debt	4,300		34,400		34,400
Net loss				(417,452)	(417,452)

Balance, June 30, 2019	26,802,976	$27	$19,867,551	$(22,238,609)	$(2,371,031)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,484,062)	$(996,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	669,367	514,402
Stock option expense	457,242	-
Common stock issued for services	-	-
Amortization of debt discounts	19,906	19,797
Loss on the settlement of debt	-	252,900
Changes in operating assets and liabilities:
Accounts receivable	15,769	(65,115)
Prepaid expenses	233,496	(36,697)
Accounts payable	789,267	(214,585)
Accrued expenses	(40,184)	465,843
Net cash used in operating activities	(339,199)	(60,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	342,675	1,051,300
Proceeds from sale of common stock	275,000	-
Proceeds from advance from related party	150,000	-
Repayment of advance from related party	(150,000)	-
Repayment of notes payable	-	(508,394)
Repayment of finance lease obligations	(1,431,665)	(725,599)
Net cash provided by (used in) financing activities	(813,990)	(182,693)

NET INCREASE (DECREASE) IN CASH	(1,153,189)	(243,063)

CASH, BEGINNING OF PERIOD	1,256,429	277,444

CASH, END OF PERIOD	$103,240	$34,381

CASH PAID FOR:
Interest	$127,745	$564,961
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$-	$421,500
Value of equity recorded as debt discounts	$-	$-
Finance lease obligations	$2,246,285	$510,136

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

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

Risk and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. Since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving. The Company has seen a decline in revenue during the first half of 2020 which is having a negative impact on the cash flows of the business, but saw a positive upward movement in revenue the latter part of the second quarter ended June 30, 2020. The Company has seen increased demand from drivers wanting to rent cars for ridesharing purposes and new drivers renting cars for both rideshare and delivery gig economy. With the recent increase in the number of positive COVID-19 cases, the Company is not able to predict the ultimate impact that COVID -19 will have on its business. If another lockdown were to occur, the Company could be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. The Company cannot at this time estimate the long term effect of this unprecedented situation on the rideshare market or delivery gig economy in general or the Company in particular.

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

These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the six months ended June 30, 2019 and notes thereto. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

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

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2020, the Company determined that no impairment charge was necessary.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,631,250 warrants and 716,000 options outstanding as of June 30, 2020.

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 2,347,250 potentially dilutive securities outstanding at June 30, 2020.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the six months ended June 30, 2020 and 2019 were $210,642 and $102,606, respectively.

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

At June 30, 2020 and December 31, 2019, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

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

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

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

Note 3 – Equipment

At June 30, 2020 and December 31, 2019 equipment consisted of the following:

	June 30,	December 31,
	2020	2019

Computer equipment	$6,046	$6,046
	6,046	6,046
Less accumulated depreciation	(3,395)	(2,651)
Equipment, net	$2,651	$3,395

Depreciation expense for equipment for the six months ended June 30, 2020 and 2019 was $744 and $158, respectively.

Note 4 – Rental Vehicles

At June 30, 2020 and December 31, 2019, all of the Company’s rental vehicles consisted of the following:

	June 30,	December 31,
	2020	2019

Rental vehicles	$8,468,168	$6,284,211
	8,468,168	6,284,211
Less accumulated depreciation	(2,105,179)	(1,547,164)
Rental vehicles, net	$6,362,989	$4,737,047

The Company’s leased assets, consisting of vehicles, are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the six months ended June 30, 2020 and 2019 was $668,623 and $514,244, respectively. The lease terms are generally for 30 to 36 months and the Company has the right to purchase the leased assets at the end of the lease terms for generally a nominal amount.

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

Note 5 – Notes Payable

Notes payable at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured (A)	$319,667	319,667
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $731 after 12 months from funding and is due 30 years from the date of issuance.	149,900	-
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The loan has terms of 24 months and accrues interest at 1% per annum. The Company expects some or all of this loan to be forgiven as provided for in the CARES Act.	192,775	-
Total notes payable	662,342	319,667
Unamortized debt discount	(12,383)	(32,289)
Notes payable, net discount	649,959	287,378
Less current portion	(649,959)	(287,378)
Long-term portion	$-	$-

(A) In connection with the issuance of these notes payable in 2018 and 2017, the Company also issued an aggregate of 24,050 shares of its common stock to these note holders as additional incentive to make the loans. The aggregate relative fair value of these shares of common stock was $119,875 and was recorded as a discount on the note payable and as additional paid in capital. The discount of $119,875 is being amortized over the term of the notes payable. During the six months ended June 30, 2020 and 2019, $19,906 and $19,797, respectively, was charged to interest expense as amortization of the discounts, with an unamortized balance of $12,383 at June 30, 2020.

A rollforward of notes payable from December 31, 2019 to June 30, 2020 is below:

Notes payable, December 31, 2019	$287,378
Issued for cash	342,675
Amortization of debt discounts	19,906
Notes payable, June 30, 2020	$649,959

Note 6 – Lease Obligations

Lease obligations at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019

Lease obligations	$3,099,385	$2,400,565
Less current portion	(1,640,899)	(1,416,446)
Long-term portion	$1,458,486	$984,119

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

A rollforward of lease obligations from December 31, 2019 to June 30, 2020 is below:

Lease obligations, December 31, 2019	$2,400,565
New lease obligations	2,246,285
Disposal of leased vehicles	(115,800)
Payments on lease obligations	(1,431,665)
Lease obligations, June 30, 2020	$3,099,385

Future payments under lease obligations are as follows:

Twelve months ending June 30,
2021	$1,807,191
2022	860,581
2023	693,016
Total payments	3,360,788
Amount representing interest	(261,403)
Lease obligation, net	$3,099,385

Note 7 – Stockholders’ Equity

The Company authorized 100,000,000 shares of capital stock with consists of 90,000,000 shares of common stock, $0.000001 par value per share and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Stock Options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	300,000	$8.00	1.00	$-
Granted	1,500,000	4.00
Forfeited	(1,084,000)	4.00
Exercised	-
Outstanding, June 30, 2020	716,000	$5.68	1.68	$-
Exercisable, June 30, 2020	716,000	$5.68	1.68	$-

The exercise price for options outstanding and exercisable at June 30, 2020:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
416,000	$4.00	416,000	$4.00
300,000	8.00	300,000	8.00
716,000		716,000

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

The following is a summary of warrant activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	1,631,250	$4.08	3.38	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2020	1,631,250	$4.08	2.88	$-
Exercisable, June 30, 2020	1,631,250	$4.08	2.88	$-

The exercise price for warrants outstanding at June 30, 2020:

Outstanding and Exerciseable
Number of	Exercise
Warrants	Price
1,500,000	$4.00
131,250	5.00
1,631,250

Note 8 – Related Party Transactions

During the six months ended June 30, 2020 and 2019, the Company paid management fees of $0 and $120,000, respectively, to a company that is owned by the Company’s Chief Executive Officer and director. Beginning on February 1, 2019, the Company entered into a consulting agreement with this individual and paid $167,000 under the consulting agreement. The consulting agreement was terminated effective September 1, 2019. Also during the six months ended June 30, 2020, the Company’s CEO and director advanced the Company $150,000 and the Company repaid the amount in full. At June 30, 2020, $0 was owed to the Company’s CEO and director related to this advance.

During the six months ended June 30, 2020 and 2019, the Company expensed $32,173 and $53,507, respectively, in advertising expenses from a company whose CEO was also a former director of the Company. At June 30, 2020 and December 31, 2019, $324,920 and $394,183, respectively, was owed to this company and is included in accounts payable in the accompanying consolidated balance sheets.

During the six months ended June 30, 2020 and 2019, the Company expensed $1,103,460 and $1,024,907, respectively, in insurance expense related to insuring the Company fleet of vehicles from an insurance brokerage firm whose owner is also a stockholder of the Company. At June 30, 2020 and December 31, 2019, $201,156 and $171,665, respectively, was owed to this insurance brokerage from and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

YAYYO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019 (unaudited)

Social Reality Inc. v. YayYo, Inc.

This action was filed on February 11, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Social Reality Inc. is a media company that claims to have provided media services to the Company. Plaintiff has sued the Company for breach of contract and related causes of action, arising from its claims that the Company has failed to pay for past outstanding invoices for services rendered. The plaintiff has also filed a motion for prejudgment attachment which was heard on July 28, 2020. The Superior Court denied the writ of attachment on the merits. The parties have a case management conference scheduled for August 18, 2020. The Company believes that it has valid defenses to the lawsuit, and expects to file counterclaims that will offset or negate any monies owed to plaintiff; it will vigorously defend the lawsuit.

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

This action was filed on March 5, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Anthony Davis was hired by the Company as its Chief Executive Officer in or about December 2016, although he worked there for only a matter of months. Mr. El-Batrawi is the founder of the Company and our current Chief Executive Officer and director, and was involved, the complaint alleges, in Plaintiff’s hiring. As part of his compensation, Mr. Davis claims that he expected to receive stock options in the Company. He has alleged that “after several months of unsuccessfully attempting to persuade the Company’s founder to implement certain protocols and procedures” Davis resigned from his executive officer and director positions, and entered into a written settlement agreement with the Company as a consultant. Mr. Davis claims that the Company breached its agreement to award him certain stock options and includes a claim for wage and hour violations. The lawsuit also includes a request for declaratory and injunctive relief. Davis also included a claim under California Unfair Practices Act. The Company denies liability and asserts that it has paid Davis all amounts due to him under the contract, and that Davis failed to exercise his stock options before they expired on December 31, 2018. It intends to vigorously defend the lawsuit, and has agreed to pursue mediation pursuant to the contract with plaintiff.

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876

This action was filed on July 22, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Ivan Rung claims to have purchased the Company’s stock and purports to bring a securities class action on behalf of all purchasers of YayYo’s stock pursuant to the Registration Statement and Prospectus issued in connection with YayYo’s November 14, 2019 initial public stock offering (IPO”). Mr. El-Batrawi is the founder and current CEO of the Company but at the time of the IPO was only a shareholder of the Company having stepped down as CEO, Director and a controlling shareholder of the Company. The complaint is vague about alleged misrepresentation and material omissions, detailing instead a supposed chronology of events leading to the Company’s voluntary decision to delist its stock from NASDAQ, a decision the Company announced in an 8K filed on February10, 2020. The Company denies liability and asserts that it accurately and completely disclosed all materially adverse facts and occurrences in its Registration Statement, related public filings and other public statements, and the Complaint’s alleged violations of Sections 11 & 15 of the Securities Act of 1933 are baseless. It intends to vigorously defend the lawsuit.

Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066

This action was filed on July 23, 2020, in the Superior Court of the State of California for the County of Los Angeles, also as a purported class action. Plaintiff Michael Vanbecelaere claims to have purchased the Company’s stock “traceable to the IPO” and like Rung, brings a securities class action pursuant to Sections 11 & 15 of the Securities Act of 1933 on behalf of all purchasers of YayYo’s stock. The complaint like the preceding action, Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 (“Rung”) alleges false statements and material omission pursuant to the Registration Statement and Prospectus issued in connection with YayYo’s November 14, 201 9 initial public stock offering (IPO). The defendants are identical to the defendants in the action filed the day before, on July 22, 2020. The two complaints are virtual cookie cutter versions of each other including a false allegation of fact about YayYo that appears in an identical paragraph 13: “On or about June 21, 2016, defendant EI-Batrawi incorporated YayYo in Delaware. The Company then rented cars to Uber and Lyft drivers.” (The business model of YayYo was different on June 21, 2016.) As with the Rung case, the Company denies liability and asserts that it accurately and completely disclosed all materially adverse facts, events and occurrences in its Registration Statement and related public filings, and the Complaint’s alleged violations of Sections 11 & 15 of the Securities Act of 1933 are baseless. The actions will be “low numbered” to the same Superior Court judge and consolidated. The Company intends to vigorously defend the lawsuit.

Note 10 – Subsequent Events

In July 2020, the Company issued a total of 2,505,000 stock options to officers, directors and employees. Included in the total options issued were: 1,000,000 to the CEO; 750,000 to the COO; 250,000 to the CFO and 5,000 each to four independent directors.

In July 2020, the Company entered into a new employment agreement with Laurie DiGiovanni, the Company’s COO for an annual salary of $200,000 plus 750,000 stock options that become fully vested over three years.

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

Impact of COVID-19 on our business

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. Since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. According to its recent investor update call, Uber’s gross bookings in Seattle are down by 60-70%, and Uber assumes similar declines in other big cities hit by COVID-19. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving. The Company has seen a decline in revenue during the first half of 2020 which is having a negative impact on the cash flows of the business, but saw a positive upward movement in revenue the latter part of the second quarter ended June 30, 2020. The Company has seen increased demand from drivers wanting to rent cars for ridesharing purposes and new drivers renting cars for both rideshare and delivery gig economy. With the recent increase in the number of positive COVID-19 cases, the Company is not able to predict the ultimate impact that COVID -19 will have on its business. If another lockdown were to occur, the Company could be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. The Company cannot at this time estimate the long term effect of this unprecedented situation on the rideshare market or delivery gig economy in general or the Company in particular.

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

Consolidated Results of Operations—Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019.

Total Revenues.

Revenue for the three months ended June 30, 2020 was $1,580,555, a decrease of $116,362 or 6.9% compared to revenue for the three months ended June 30, 2019 of $1,696,917. The decrease is due to us not being able to maintain our average weekly rental income levels due to the COVID-19 outbreak. During the three months ended June 30, 2020, the average weekly rental income per vehicle placed in service was $292 compared to $331 for the same period in 2019. Our revenues declined in March and April due to COVID -19 and began to recover in May and June 2020. Our revenue for the month of June was back to pre-COVID-19 levels, but there is no assurance that this trend will continue.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the three months ended June 30, 2020 were $1,295,059, an increase of $332,988 or 34.6% compared to cost of revenues for the three months ended June 30, 2019 of $962,071. The increase is due to higher depreciation expense due to an increase in fleet size and higher repairs and maintenance due to the age of the fleet. For the three months ended June 30, 2020 and 2019 our cost of revenue was 81.9% and 56.7% of our revenue, respectively. The increase in the cost of revenue as a percentage of revenue is due to the decrease in average weekly rental income due to the COVID – 19 outbreak.

Selling and Marketing Expenses.

Selling and marketing expenses for the three months ended June 30, 2020 were $79,153, representing an increase of $58,265 or 279.2% over the three months ended June 30, 2019 of $20,868. The increase is due to an increase in advertising our rentals to Uber and Lyft drivers.

General and Administrative Expenses.

General and administrative expenses for the three months ended June 30, 2020 were $861,410, representing an increase of $185,782 or 27.5% over the three months ended June 30, 2019 of $675,628. The increase is principally due to higher payroll costs as we hired additional personnel for our expanding operations and higher management salaries; and higher occupancy costs.

Loss on the settlement of debt

Loss on the settlement of debt for the three months ended June 30, 2020 was $0 as compared to $12,900 for the same period in 2019. During the months ended June 30, 2019, we settled outstanding debt of $21,500 with 4,300 shares of common stock valued at $34,400.

.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2020 were $940,543, representing an increase of $231,147 or 32.6% compared to the three months ended June 30, 2019 of $709,396. The increase is due to the reasons described above.

Interest expense, net

Interest and financing expenses for the three months ended June 30, 2020 were $67,795 compared to $442,902 for the three months ended June 30, 2019. The decrease in interest and financing cost for the three months ended June 30, 2020 due to a decrease in high interest rate debt outstanding.

Net Loss

The net loss for the three months ended June 30, 2020 was $722,842, representing an increase of $305,390 or 73.2% compared to the three months ended June 30, 2019 of $417,452. The increase is due to the reasons described above.

Consolidated Results of Operations—Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019.

Total Revenues.

Revenue for the six months ended June 30, 2020 was $3,328,197, a decrease of $147,321 or 4.2% compared to revenue for the six months ended June 30, 2019 of $3,475,518. The decrease is due to us not being able to maintain our average weekly rental income levels due to the COVID-19 outbreak. During the six months ended June 30, 2020, the average weekly rental income per vehicle placed in service was $309 compared to $341 for the same period in 2019. Our revenues declined in March and April due to COVID -19 and began to recover in May and June 2020. Our revenue for the month of June was back to pre-COVID-19 levels, but there is no assurance that this trend will continue.

Cost of Revenues.

Cost of revenues for the six months ended June 30, 2020 were $2,696,350, an increase of $652,109 or 31.9% compared to cost of revenues for the six months ended June 30, 2019 of $2,044,241. The increase is due to higher depreciation expense due to an increase in fleet size and higher repairs and maintenance due to the age of the fleet. For the six months ended June 30, 2020 and 2019 our cost of revenue was 81.0% and 58.8% of our revenue, respectively. The increase in the cost of revenue as a percentage of revenue is due to the decrease in average weekly rental income due to the COVID – 19 outbreak.

Selling and Marketing Expenses.

Selling and marketing expenses for the six months ended June 30, 2020 were $210,642, representing an increase of $108,036 or 105.3% over the six months ended June 30, 2019 of $102,606. The increase is due to an increase in advertising our rentals to Uber and Lyft drivers.

General and Administrative Expenses.

General and administrative expenses for the six months ended June 30, 2020 were $2,757,616, representing an increase of $1,296,805 or 88.8% over the six months ended June 30, 2019 of $1,460,811. The increase is principally due to higher payroll costs (including stock option expense) as we hired additional personnel for our expanding operations and higher management salaries; and higher occupancy costs.

Loss on the settlement of debt

Loss on the settlement of debt for the six months ended June 30, 2020 was $0 as compared to $252,900 for the same period in 2019. During the months ended June 30, 2019, we settled outstanding debt of $421,500 with 84,300 shares of common stock valued at $674,400.

.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2020 were $2,968,258, representing an increase of $1,151,941 or 63.4% compared to the six months ended June 30, 2019 of $1,816,317. The increase is due to the reasons described above.

Interest expense, net

Interest and financing expenses for the six months ended June 30, 2020 were $147,651 compared to $611,875 for the six months ended June 30, 2019. The decrease in interest and financing cost for the six months ended June 30, 2020 due to a decrease in outstanding debt.

Net Loss

The net loss for the six months ended June 30, 2020 was $2,484,062, representing an increase of $1,487,147 or 149.2% compared to the six months ended June 30, 2019 of $996,915. The increase is due to the reasons described above.

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

Current Assets, Liabilities and Working Capital. At June 30, 2020, the Company’s current assets totaled $696,206, current liabilities totaled $3,991,172, and working capital was a deficit of $3,294,966. At December 31, 2019, the Company’s current assets totaled $2,098,660, current liabilities totaled $2,655,055, and working capital was a deficit of $556,395.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $1,700,314 and $951,231 as of June 30, 2020 and December 31, 2019, respectively, an increase of $749,083 or 78.7%.

Since inception, our principal sources of operating funds have been proceeds from equity financing including the sale of our common stock to initial investors known to management and principal shareholders of the Company. We do not expect that our current cash on hand will fund our existing operations and future business growth. We will need to raise additional capital in order execute our business plan and growth goals for at least the next twelve-month period thereafter. If the Company is unable to raise sufficient additional funds, it will have to execute a slower than planned growth path, reduce overhead and scale back its business plan until sufficient additional capital is raised to support further operational expansion and growth. As of June 30, 2020, the Company had $103,240 in cash. The Company used $339,199 of cash for operating activities for the six months ended June 30, 2020. The Company is seeking to raise additional capital. If the Company is not successful in raising additional capital it will be forced to significantly scale back its business operations and it growth plans. In addition, the COVID-19 virus and the related impact it is having on the U.S. economy is currently having a negative impact on the cash flows of our business. However, we were able to obtain two loans totaling $342,675 related to new legislation passed as a result of COVID-19.

Capital Expenditures

During the six months ended June 30, 2020, the Company had capital expenditures of $2,246,285 in leased vehicles. At June 30, 2020, most of the Company’s vehicles were finance with leases. At June 30, 2020 the Company had $8,468,168 of rental vehicles, net of accumulated depreciation in the amount of $2,105,179, totaling $6,362,989 in net rental vehicles. At December 31, 2019 the Company had $6,284,211 of rental vehicles, net of accumulated depreciation in the amount of $1,547,164, totaling $4,737,047 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for three years and the Company has the right to purchase the leased assets for $1 each at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 totaled $339,199, which was an increase of $278,829 or 461.9% from the net cash used in operating activities of $60,370 for the same period in 2019. The increase is principally due to the increase in net loss.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 totaled $813,990, which was a change of $631,297 from the net cash provided by financing activities of $182,693 for the same period in 2019. The change is principally due to the increase in payments on financing lease obligations in 2020 and proceeds of $1.051.300 from notes payable in 2019 compared to $342,675 in 2020. In addition, we sold $275,000 of common stock in 2020 compared to $0 in 2019.

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

Contractual Obligations, Commitments and Contingencies

During fiscal years 2017, 2018 and 2019, the Company entered into a series of monthly vehicle leasing agreements with ACME Auto Leasing, LMP Financial Services and United Mile Fleet, each with an approximate lease term of 12 to 36 months. As of June 30, 2020 and December 31, 2019, the Company had total lease obligations in the amount of $3,099,385 and $2,400,565, respectively. The Company owes monthly payments under each Lease Agreement ranging from approximately $342 per month to $621 per month. At the end of the term of the Lease Agreement, lessee has the right to purchase ownership and title of the subject vehicle for a nominal payment. In addition, the Lease Agreements are subject to and secured by a grant of a purchase money security interest on each leased vehicle.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Social Reality Inc. v. YayYo, Inc.

This action was filed on February 11, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Social Reality Inc. is a media company that claims to have provided media services to the Company. Plaintiff has sued the Company for breach of contract and related causes of action, arising from its claims that the Company has failed to pay for past outstanding invoices for services rendered. The plaintiff has also filed a motion for prejudgment attachment which was heard on July 28, 2020. The Superior Court denied the writ of attachment on the merits. The parties have a case management conference scheduled for August 18, 2020. The Company believes that it has valid defenses to the lawsuit, and expects to file counterclaims that will offset or negate any monies owed to plaintiff; it will vigorously defend the lawsuit.

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

This action was filed on March 5, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Anthony Davis was hired by the Company as its Chief Executive Officer in or about December 2016, although he worked there for only a matter of months. Mr. El-Batrawi is the founder of the Company and our current Chief Executive Officer and director, and was involved, the complaint alleges, in Plaintiff’s hiring. As part of his compensation, Mr. Davis claims that he expected to receive stock options in the Company. He has alleged that “after several months of unsuccessfully attempting to persuade the Company’s founder to implement certain protocols and procedures” Davis resigned from his executive officer and director positions, and entered into a written settlement agreement with the Company as a consultant. Mr. Davis claims that the Company breached its agreement to award him certain stock options and includes a claim for wage and hour violations. The lawsuit also includes a request for declaratory and injunctive relief. Davis also included a claim under California Unfair Practices Act. The Company denies liability and asserts that it has paid Davis all amounts due to him under the contract, and that Davis failed to exercise his stock options before they expired on December 31, 2018. It intends to vigorously defend the lawsuit, and has agreed to pursue mediation pursuant to the contract with plaintiff.

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876

This action was filed on July 22, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Ivan Rung claims to have purchased the Company’s stock and purports to bring a securities class action on behalf of all purchasers of YayYo’s stock pursuant to the Registration Statement and Prospectus issued in connection with YayYo’s November 14, 2019 initial public stock offering (IPO”). Mr. El-Batrawi is the founder and current CEO of the Company but at the time of the IPO was only a shareholder of the Company having stepped down as CEO, Director and a controlling shareholder of the Company. The complaint is vague about alleged misrepresentation and material omissions, detailing instead a supposed chronology of events leading to the Company’s voluntary decision to delist its stock from NASDAQ, a decision the Company announced in an 8K filed on February10, 2020. The Company denies liability and asserts that it accurately and completely disclosed all materially adverse facts and occurrences in its Registration Statement, related public filings and other public statements, and the Complaint’s alleged violations of Sections 11 & 15 of the Securities Act of 1933 are baseless. It intends to vigorously defend the lawsuit.

Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066

This action was filed on July 23, 2020, in the Superior Court of the State of California for the County of Los Angeles, also as a purported class action. Plaintiff Michael Vanbecelaere claims to have purchased the Company’s stock “traceable to the IPO” and like Rung, brings a securities class action pursuant to Sections 11 & 15 of the Securities Act of 1933 on behalf of all purchasers of YayYo’s stock. The complaint like the preceding action, Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 (“Rung”) alleges false statements and material omission pursuant to the Registration Statement and Prospectus issued in connection with YayYo’s November 14, 201 9 initial public stock offering (IPO). The defendants are identical to the defendants in the action filed the day before, on July 22, 2020. The two complaints are virtual cookie cutter versions of each other including a false allegation of fact about YayYo that appears in an identical paragraph 13: “On or about June 21, 2016, defendant EI-Batrawi incorporated YayYo in Delaware. The Company then rented cars to Uber and Lyft drivers.” (The business model of YayYo was different on June 21, 2016.) As with the Rung case, the Company denies liability and asserts that it accurately and completely disclosed all materially adverse facts, events and occurrences in its Registration Statement and related public filings, and the Complaint’s alleged violations of Sections 11 & 15 of the Securities Act of 1933 are baseless. The actions will be “low numbered” to the same Superior Court judge and consolidated. The Company intends to vigorously defend the lawsuit.

Item 1A. Risk Factors.

COVID-19 has had a negative impact on our business the first half of 2020

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. Since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. According to its recent investor update call, Uber’s gross bookings in Seattle are down by 60-70%, and Uber assumes similar declines in other big cities hit by COVID-19. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving. The Company has seen a decline in revenue during the first half of 2020 which is having a negative impact on the cash flows of the business, but saw a positive upward movement in revenue the latter part of the second quarter ended June 30, 2020. The Company has seen increased demand from drivers wanting to rent cars for ridesharing purposes and new drivers renting cars for both rideshare and delivery gig economy. With the recent increase in the number of positive COVID-19 cases, the Company is not able to predict the ultimate impact that COVID -19 will have on its business. If another lockdown were to occur, the Company could be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. The Company cannot at this time estimate the long term effect of this unprecedented situation on the rideshare market or delivery gig economy in general or the Company in particular.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, the Company sold an aggregate of 2,553,571 shares of common stock to three investors for cash proceeds of $25,000

The offer, sale and issuance of the above securities was made to accredited investors and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to accredited investors and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

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

YAYYO, INC. (Registrant)

By:	/s/ Ramy El-Batrawi
Ramy El-Batrawi, Chief Executive Officer

/s/ Ryan Saathoff
Ryan Saathoff, Chief Financial Officer

Date:	August 5, 2020

