Form 10-Q
period 2020-09-30
Rideshare Rental, Inc.
filed 2020-11-12
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _______

Commission File Number: 001-39132

RIDESHARE RENTAL, INC.

(exact name of registrant as specified in its charter)

YAYYO, INC.

(former name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

31,981,374 shares of common stock, $0.000001 par value, as of November 10, 2020

ii

PART I – FINANCIAL INFORMATION

Item 1.

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$84,732	$1,256,429
Accounts receivable	53,338	59,331
Prepaid expenses	431,973	782,900
Total current assets	570,043	2,098,660

Equipment, net	2,280	3,395
Rental vehicles, net	7,140,289	4,737,047
Deposit on vehicles	-	164,080
Other assets	200,000	200,000
TOTAL ASSETS	$7,912,612	$7,203,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable (including $692,386 and $394,183 to related party)	$1,453,305	$545,254
Accrued expenses (including $0 and $171,665 to related party)	432,815	405,977
Notes payables, current (net of discount of $4,570 and $32,289)	497,872	287,378
Advance from related party	50,000	-
Finance lease obligations, current	1,689,534	1,416,446
Total current liabilities	4,123,526	2,655,055

Note payable, net of current portion	149,900	-
Finance lease obligations, net of current portion	1,978,238	984,119

TOTAL LIABILITIES	6,251,664	3,639,174

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 31,981,374 and 29,427,803 shares issued and outstanding	32	29
Additional paid-in capital	29,708,377	28,735,894
Accumulated deficit	(28,047,461)	(25,171,915)
Total stockholders’ deficit	1,660,948	3,564,008
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,912,612	$7,203,182

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$2,070,821	$1,718,439	$5,399,018	$5,193,957

Cost of revenue	1,194,957	1,067,373	3,891,307	3,111,614

Gross profit	875,864	651,066	1,507,711	2,082,343

Operating expenses:
Selling and marketing expenses	113,904	80,039	324,546	182,645
General and administrative expenses	1,088,152	761,151	3,845,768	2,221,962
Loss on the settlement of debt	-	-	-	252,900
Total operating expenses	1,202,056	841,190	4,170,314	2,657,507

Loss from operations	(326,192)	(190,124)	(2,662,603)	(575,164)

Other income (expense):
Interest and financing costs	(65,292)	(180,531)	(212,943)	(792,406)
Total other income (expense)	(65,292)	(180,531)	(212,943)	(792,406)

Net loss	$(391,484)	$(370,655)	$(2,875,546)	$(1,367,570)

Weighted average shares outstanding :
Basic	31,981,374	26,802,803	30,828,676	26,774,636
Diluted	31,981,374	26,802,803	30,828,676	26,774,636

Loss per share
Basic	$(0.01)	$(0.01)	$(0.09)	$(0.05)
Diluted	$(0.01)	$(0.01)	$(0.09)	$(0.05)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	29,427,803	$29	$28,735,894	$(25,171,915)	$3,564,008

Stock option expense			457,242		457,242
Net loss				(1,761,220)	(1,761,220)

Balance, March 31, 2020	29,427,803	29	29,193,136	(26,933,135)	2,260,030

Issuance of common stock for cash	2,553,571	3	274,997		275,000
Net loss				(722,842)	(722,842)

Balance, June 30, 2020	31,981,374	32	29,468,133	(27,655,977)	1,812,188

Stock option expense			240,244		240,244
Net loss				(391,484)	(391,484)

Balance, September 30, 2020	31,981,374	$32	$29,708,377	$(28,047,461)	$1,660,948

Balance, December 31, 2018	26,718,676	$27	$19,193,151	$(21,241,694)	$(2,048,516)

Issuance of common stock for settlement of debt	80,000		640,000		640,000
Net loss				(579,463)	(579,463)

Balance, March 31, 2019	26,798,676	27	19,833,151	(21,821,157)	(1,987,979)

Issuance of common stock for settlement of debt	4,300		34,400		34,400
Net loss				(417,452)	(417,452)

Balance, June 30, 2019	26,802,976	27	19,867,551	(22,238,609)	(2,371,031)

Correction to outstanding shares	(173)
Net loss				(370,655)	(370,655)

Balance, September 30, 2019	26,802,803	$27	$19,867,551	$(22,609,264)	$(2,741,686)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,875,546)	$(1,367,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,047,075	730,610
Stock option expense	697,486	-
Common stock issued for services	-	-
Amortization of debt discounts	27,719	29,860
Loss on the settlement of debt	-	252,900
Changes in operating assets and liabilities:
Accounts receivable	5,993	(78,643)
Prepaid expenses	350,927	1,394
Accounts payable	908,051	(419,958)
Accrued expenses	26,838	697,518
Net cash used in operating activities	188,543	(153,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	342,675	1,951,300
Proceeds from sale of common stock	275,000	-
Proceeds from advance from related party	200,000	-
Repayment of advance from related party	(150,000)	-
Repayment of notes payable	(10,000)	(967,652)
Repayment of finance lease obligations	(2,017,915)	(1,025,863)
Net cash provided by (used in) financing activities	(1,360,240)	(42,215)

NET INCREASE (DECREASE) IN CASH	(1,171,697)	(196,104)

CASH, BEGINNING OF PERIOD	1,256,429	277,444

CASH, END OF PERIOD	$84,732	$81,340

CASH PAID FOR:
Interest	$185,224	$715,250
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$-	$421,500
Value of equity recorded as debt discounts	$-	$-
Finance lease obligations	$3,400,922	$510,136

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Rideshare Rental, Inc. (the “Company”) was incorporated on June 21, 2016 under the laws of the state of Delaware originally as a limited liability company and subsequently changed to a C corporation. On September 11, 2020, the Company changed its name from YayYo, Inc. to Rideshare Rental, Inc. The accompanying financial statements are retroactively restated to present the Company as a C corporation from June 21, 2016. The Company’s operations at present consist entirely of the rental of cars to Uber and Lyft drivers.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Risk and Uncertainties

We have identified the impact of the COVID-19 pandemic as a risk and uncertainty that has had a material impact on our operating results throughout the nine months ended September 30, 2020, and that we expect to have a potentially material effect on our future. For further information on how COVID-19 has affected our operating results and the ongoing risk it presents, we refer you to both Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Part I of this quarterly report on Form 10-Q, and to the risk factor included in Item 1A of Part II.

Interim financial statements

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Distinct Cars, LLC and RideShare Car Rentals, LLC along with two other wholly-owned subsidiaries that have not had operations to date. All significant intercompany transactions and balances have been eliminated.

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2020, the Company determined that no impairment charge was necessary.

Revenue Recognition

The Company recognizes revenue from fees generated through renting its fleet of cars to Uber and Lyft drivers. Revenue is recognized based on the terms of our rental agreements, which are generally entered into on a weekly basis. The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,631,250 warrants and 3,221,000 options outstanding as of September 30, 2020.

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 4,852,250 potentially dilutive securities outstanding at September 30, 2020. Basic and diluted earnings per share is the same for all periods presented since the potentially dilutive securities are anti-dilutive due to the net losses incurred.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the nine months ended September 30, 2020 and 2019 were $324,546 and $182,645, respectively.

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

At September 30, 2020 and December 31, 2019, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

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

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Equipment

At September 30, 2020 and December 31, 2019 equipment consisted of the following:

	September 30,	December 31,
	2020	2019

Computer equipment	$6,046	$6,046
	6,046	6,046
Less accumulated depreciation	(3,766)	(2,651)
Equipment, net	$2,280	$3,395

Depreciation expense for equipment for the nine months ended September 30, 2020 and 2019 was $1,115 and $211, respectively.

Note 4 – Rental Vehicles

At September 30, 2020 and December 31, 2019, all of the Company’s rental vehicles consisted of the following:

	September 30,	December 31,
	2020	2019

Rental vehicles	$9,622,805	$6,284,211
	9,622,805	6,284,211
Less accumulated depreciation	(2,482,516)	(1,547,164)
Rental vehicles, net	$7,140,289	$4,737,047

The Company’s leased assets, consisting of vehicles, are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the nine months ended September 30, 2020 and 2019 was $1,045,960 and $730,399, respectively. The lease terms are generally for 30 to 36 months and the Company has the right to purchase the leased assets at the end of the lease terms for generally a nominal amount.

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

Note 5 – Notes Payable

Notes payable at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured (A)	$309,667	319,667
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $731 after 12 months from funding and is due 30 years from the date of issuance.	149,900	-
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The loan has terms of 24 months and accrues interest at 1% per annum. The Company expects some or all of this loan to be forgiven as provided for in the CARES Act.	192,775	-
Total notes payable	652,342	319,667
Unamortized debt discount	(4,570)	(32,289)
Notes payable, net discount	647,772	287,378
Less current portion	(497,872)	(287,378)
Long-term portion	$149,900	$0

(A) In connection with the issuance of these notes payable in 2018 and 2017, the Company also issued an aggregate of 24,050 shares of its common stock to these note holders as additional incentive to make the loans. The aggregate relative fair value of these shares of common stock was $119,875 and was recorded as a discount on the note payable and as additional paid in capital. The discount of $119,875 is being amortized over the term of the notes payable. During the nine months ended September 30, 2020 and 2019, $27,719 and $29,860, respectively, was charged to interest expense as amortization of the discounts, with an unamortized balance of $4,570 at September 30, 2020.

A rollforward of notes payable from December 31, 2019 to September 30, 2020 is below:

Notes payable, December 31, 2019	$287,378
Issued for cash	342,675
Repayments	(10,000)
Amortization of debt discounts	27,719
Notes payable, September 30, 2020	$647,772

Note 6 – Lease Obligations

Lease obligations at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019

Lease obligations	$3,667,772	$2,400,565
Less current portion	(1,689,534)	(1,416,446)
Long-term portion	$1,978,238	$984,119

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

A rollforward of lease obligations from December 31, 2019 to September 30, 2020 is below:

Lease obligations, December 31, 2019	$2,400,565
New lease obligations	3,705,417
Disposal of leased vehicles	(420,295)
Payments on lease obligations	(2,017,915)
Lease obligations, September 30, 2020	$3,667,772

Future payments under lease obligations are as follows:

Twelve months ending September 30,
2021	$1,844,204
2022	1,126,489
2023	472,290
2024	488,362
Total payments	3,931,345
Amount representing interest	(263,573)
Lease obligation, net	$3,667,772

Note 7 – Stockholders’ Equity

The Company authorized 100,000,000 shares of capital stock with consists of 90,000,000 shares of common stock, $0.000001 par value per share and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Common Stock

During the nine months ended September 30, 2020, the Company sold an aggregate of 2,553,571 shares of common stock to three investors for cash proceeds of $275,000, of which 125,000 shares and $25,000 was to a member of the Company’s board of directors.

Stock Options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	300,000	$8.00	1.00	$-
Granted	4,005,000	1.63
Forfeited	(1,084,000)	4.00
Exercised	-
Outstanding, September 30, 2020	3,221,000	$1.43	4.03	$-
Exercisable, September 30, 2020	1,853,458	$2.32	3.48	$-

The exercise price for options outstanding and exercisable at September 30, 2020:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
2,505,000	$0.22	1,137,458	$0.22
416,000	4.00	416,000	4.00
300,000	8.00	300,000	8.00
3,221,000		1,853,458

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

The following is a summary of warrant activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	1,631,250	$4.08	3.38	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2020	1,631,250	$4.08	2.63	$-
Exercisable, September 30, 2020	1,631,250	$4.08	2.63	$-

The exercise price for warrants outstanding at September 30, 2020:

Outstanding and Exerciseable
Number of	Exercise
Warrants	Price
1,500,000	$4.00
131,250	5.00
1,631,250

Note 8 – Related Party Transactions

Beginning on February 1, 2019, the Company entered into a consulting agreement with the individual who currently serves as its Chief Executive Officer and director, paid him $167,000 pursuant to this consulting agreement, and terminated it effective September 1, 2019. Also during the nine months ended September 30, 2020, the Company’s CEO and director advanced the Company $200,000 and the Company repaid $150,000. At September 30, 2020, $50,000 was owed to the Company’s CEO and director related to this advance.

During the nine months ended September 30, 2020 and 2019, the Company expensed $32,173 and $138,747, respectively, in advertising expenses from a company whose CEO was also a former director of the Company. At September 30, 2020 and December 31, 2019, $324,920 and $394,183, respectively, was owed to this company and is included in accounts payable in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2020 and 2019, the Company expensed $1,715,237 and $1,569,919, respectively, in insurance expense related to insuring the Company fleet of vehicles from an insurance brokerage firm whose owner is also a stockholder of the Company. At September 30, 2020 and December 31, 2019, $367,466 and $171,665, respectively, was owed to this insurance brokerage from and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 9 – Contingencies

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business. Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. Other than what is disclosed herein, the Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

Social Reality Inc. v. YayYo, Inc.

This action was filed on February 11, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Social Reality Inc. is a media company that the Company had contracted with to provide certain specified services. Plaintiff has sued the Company for breach of contract and related causes of action, arising from claims that the Company has failed to pay for outstanding invoices for services rendered, which the Company disputes. The plaintiff filed a motion for prejudgment attachment which was heard on July 28, 2020. The Superior Court denied the writ of attachment on the merits. The parties had a case management conference in October 2020. The Company believes that it has both valid defenses and counterclaims to the lawsuit, and will vigorously defend against it.

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

This action was filed on March 5, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Anthony Davis acted as the Company’s Chief Executive Officer from approximately December 2016 through April 2017 Mr. El-Batrawi is the founder of the Company and our current Chief Executive Officer and one of our directors, and was involved, the complaint alleges, in Plaintiff’s hiring and termination. As part of his severance compensation, Mr. Davis was granted stock options in the Company. Mr. Davis claims that the Company breached its agreement to award him certain stock options and includes a claim for wage and hour violations. The lawsuit also seeks declaratory and injunctive relief. Mr. Davis also included a claim under California Unfair Practices Act. The Company denies all liability, asserts that it has paid Davis all amounts due to him under his separation agreement with the Company, and intends to vigorously defend against this lawsuit.

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876

This action was filed on July 22, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Ivan Rung claimed to have purchased the Company’s stock and purported to bring a securities class action on behalf of all purchasers of the Company’s stock, pursuant to the Registration Statement and Prospectus filed with the SEC in connection with the Company’s November 13, 2019 initial public stock offering (“IPO”). The complaint alleged misrepresentations and material omissions in its IPO-related disclosure. In its answer, the Company denied liability and asserted that it accurately and completely disclosed all material facts and occurrences, including adverse ones, in its Registration Statement, related public filings and other public statements, and further asserted that the Complaint’s alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), are baseless. Plaintiff’s counsel voluntarily dismissed this action on August 31, 2020, after admitting that Mr. Rung was not a suitable class representative. Instead plaintiff’s counsel are pursuing the highly similar case brought by Michael Vanbecelaere, as described below.

Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066

This action was filed on July 23, 2020, in the Superior Court of the State of California for the County of Los Angeles, also as a purported class action. Plaintiff Michael Vanbecelaere claims to have purchased the Company’s stock “traceable to the IPO” and brings a securities class action pursuant to Sections 11 and 15 of the Securities Act on behalf of all purchasers of the Company’s stock. The complaint alleges that there were materially false statements and material omissions in the Registration Statement and Prospectus filed with the SEC and provided to prospective investors in connection with the Company’s IPO on November 13, 2019. The Company denies liability and asserts that it accurately and completely disclosed all material facts and occurrences, including adverse ones, in its IPO-related registration statement and related public filings, and that the Complaint’s alleged violations of Sections 11 and 15 of the Securities Act are baseless. The Company intends to vigorously defend the lawsuit.

RIDESHARE RENTAL, INC. (FORMERLY YAYYO, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

Jason Hamlin v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8235 (SVW) and William Koch v. YayYo, Inc., Ramy El-Batrawi, et al, 20-cv-8591 (SVW)

These two actions were filed on September 9, 2020 and September18, 2020, respectively, in the United States District Court for the Central District of California, both cases as purported class actions. Plaintiffs Jason Hamlin and William Koch each claim to have purchased the Company’s stock “traceable to the IPO” and likein the pending state court action described immediately above, bring this securities class action pursuant to Sections 11 and 15 of the Securities Act on behalf of all purchasers of the Company’s stock. The complaint alleges that there were materially false statements and material omissions in the registration statement and prospectus filed with the SEC and provided to prospective investors in connection with the Company’s IPO on November 13, 2019 The defendants include directors of the company and the underwriters of the IPO, Westpark Capital and Aegis Capital Corp. The federal court has now consolidated the two matters for all purposes, and an initial status conference has been scheduled and held. As with the state court case described above, the Company denies liability and asserts that it accurately and completely disclosed all materially adverse facts, events and occurrences in its IPO-related registration statement and related public filings, and that the complaint’s alleged violations of Sections 11 and 15 of the Securities Act of 1933 are baseless. The Company intends to vigorously defend these lawsuits in federal court.

Note 10 – Subsequent Events

Subsequent to September 30, 2020, the Company has received an advance from a related party, its current Chief Executive Officer, for $25,000.

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

Our Corporate History and Background

The Company was formed on June 21, 2016 as a limited liability company under the name “YayYo, LLC,” which was converted into a Delaware corporation pursuant to the unanimous written consent of our former manager and members in a transaction intended to be tax-free under the Internal Revenue Code (the “Conversion”). All of YayYo, LLC’s liabilities and assets, including its intellectual property, were automatically assumed by the Company, which now operates as a “C” corporation formed under the laws of the State of Delaware. On September 11, 2020, YayYo, Inc. changed its name to Rideshare Rental, Inc.

The Company is a holding company operating through its wholly-owned subsidiaries, including Distinct Cars, LLC, a Delaware limited liability company (“Distinct Cars”) and Rideshare Car Rentals LLC, a Delaware limited liability company (“Rideshare”).

The Company’s operating business divisions include (i) an online rideshare vehicle booking platform to service the ridesharing economy through Rideshare (the “Rideshare Platform”), and (ii) the maintenance of a fleet of standard passenger vehicles to be made commercially available for rent through Distinct Cars (“Fleet Management”). Through Rideshare and Distinct Cars, the Company seeks to become the leading provider of a standard rental vehicles to drivers in the ridesharing economy.

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

Impact of COVID-19 on our business

Please refer to the risk factor included in Item 1A of Part II of this quarterly report on Form 10-Q.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Distinct Cars and Rideshare, as well as two other wholly-owned subsidiaries that have not had operations to date.

Consolidated Results of Operations—Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019.

Total Revenues.

Revenue for the three months ended September 30, 2020 was $2,070,821, an increase of $352,382 or 20.5% compared to revenue for the three months ended September 30, 2019 of $1,718,439. The increase is principally due to an increase in our rental fleet. During the three months ended September 30, 2020, the average weekly rental income per vehicle placed in service was $339 compared to $336 for the same period in 2019. Our revenue for the third quarter of 2020 was back to pre-COVID-19 levels, but there is no assurance that this trend will continue.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the three months ended September 30, 2020 were $1,194,957, an increase of $127,584 or 12.0% compared to cost of revenues for the three months ended September 30, 2019 of $1,067,373. The increase is due to higher depreciation expense due to an increase in fleet size offset by lower repairs and maintenance costs in 2020. For the three months ended September 30, 2020 and 2019 our cost of revenue was 57.7% and 62.1% of our revenue, respectively. The increase in the cost of revenue as a percentage of revenue is due to the decrease in average weekly rental income due to the COVID – 19 outbreak.

Selling and Marketing Expenses.

Selling and marketing expenses for the three months ended September 30, 2020 were $113,904, representing an increase of $33,865 or 42.3% over the three months ended September 30, 2019 of $80,039. The increase is due to an increase in advertising our rentals to Uber and Lyft drivers.

General and Administrative Expenses.

General and administrative expenses for the three months ended September 30, 2020 were $1,088,152, representing an increase of $327,001 or 43.0% over the three months ended September 30, 2019 of $761,151. The increase is principally due to higher payroll costs as we hired additional personnel for our expanding operations, higher occupancy costs and stock-based compensation expense of $240,244 during the three months ended September 30, 2020.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2020 were $1,202,056, representing an increase of $360,866 or 42.9% compared to the three months ended September 30, 2019 of $841,190. The increase is due to the reasons described above.

Interest expense, net

Interest and financing expenses for the three months ended September 30, 2020 were $65,292 compared to $180,531 for the three months ended September 30, 2019. The decrease in interest and financing cost for the three months ended September 30, 2020 is due to a decrease in high interest rate debt outstanding.

Net Loss

The net loss for the three months ended September 30, 2020 was $391,484, representing an increase of $20,829 or 5.6% compared to the three months ended September 30, 2019 of $370,655. The increase is due to the reasons described above.

Consolidated Results of Operations—Nine months Ended September 30, 2020, Compared to Nine months Ended September 30, 2019.

Total Revenues.

Revenue for the nine months ended September 30, 2020 was $5,399,018, an increase of $205,061 or 3.9% compared to revenue for the nine months ended September 30, 2019 of $5,193,957. The increase is principally due to an increase in our rental fleet offset by a decrease in our average weekly rental income levels throughout the nine months ended September 30, 2020 due to the COVID-19 outbreak. During the nine months ended September 30, 2020, the average weekly rental income per vehicle placed in service was $298 compared to $338 for the same period in 2019. Our revenues declined in March and April due to COVID -19 and began to recover in May and June 2020. Our revenue since June are back to pre-COVID-19 levels, but there is no assurance that this trend will continue.

Cost of Revenues.

Cost of revenues for the nine months ended September 30, 2020 were $3,891,307, an increase of $779,693 or 25.1% compared to cost of revenues for the nine months ended September 30, 2019 of $3,111,614. The increase is due to higher depreciation expense due to an increase in fleet size and higher repairs and maintenance due to the age of the fleet. For the nine months ended September 30, 2020 and 2019 our cost of revenue was 72.1% and 59.9% of our revenue, respectively. The increase in the cost of revenue as a percentage of revenue is due to the decrease in average weekly rental income due to the COVID – 19 outbreak.

Selling and Marketing Expenses.

Selling and marketing expenses for the nine months ended September 30, 2020 were $324,546, representing an increase of $141,901 or 77.7% over the nine months ended September 30, 2019 of $182,645. The increase is due to an increase in advertising our rentals to Uber and Lyft drivers.

General and Administrative Expenses.

General and administrative expenses for the nine months ended September 30, 2020 were $3,845,768, representing an increase of $1,623,806 or 73.1% over the nine months ended September 30, 2019 of $2,221,962. The increase is principally due to higher payroll costs (including stock option expense of $697,486) as we hired additional personnel for our expanding operations and higher management salaries and higher occupancy costs.

Loss on the settlement of debt

Loss on the settlement of debt for the nine months ended September 30, 2020 was $0 as compared to $252,900 for the same period in 2019. During the months ended September 30, 2019, we settled outstanding debt of $421,500 with 84,300 shares of common stock valued at $674,400.

.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2020 were $4,170,314, representing an increase of $1,512,807 or 56.9% compared to the nine months ended September 30, 2019 of $2,657,507. The increase is due to the reasons described above.

Interest expense, net

Interest and financing expenses for the nine months ended September 30, 2020 were $212,943 compared to $792,406 for the nine months ended September 30, 2019. The decrease in interest and financing cost for the nine months ended September 30, 2020 due to a decrease in outstanding debt.

Net Loss

The net loss for the nine months ended September 30, 2020 was $2,875,546, representing an increase of $1,507,976 or 110.3% compared to the nine months ended September 30, 2019 of $1,367,570. The increase is due to the reasons described above.

Liquidity, Capital Resources and Plan of Operations

Current Assets, Liabilities and Working Capital

Initial Public Offering. On November 13, 2019, we closed our initial public offering of common stock registered on an S-1 Registration Statement under the Securities Act, which was declared effective on November 13, 2019. We sold a total of 2,625,000 common shares at a price of $4.00 per share. Total gross proceeds from the offering were $10,500,000, before deducting underwriting discounts and commissions and other offering expenses.

Current Assets, Liabilities and Working Capital. At September 30, 2020, the Company’s current assets totaled $570,043, current liabilities totaled $4,123,526, and working capital was a deficit of $3,553,483. At December 31, 2019, the Company’s current assets totaled $2,098,660, current liabilities totaled $2,655,055, and working capital was a deficit of $556,395.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $1,886,120 and $951,231 as of September 30, 2020 and December 31, 2019, respectively, an increase of $934,889 or 98.3%.

Since inception, our principal sources of operating funds have been proceeds from equity financings, including the sale of our common stock to initial investors known to management and principal shareholders of the Company. We do not expect that our current cash on hand will fund our existing operations and future business growth. We will need to raise additional capital in order execute our business plan and growth goals for at least the next twelve-month period. If the Company is unable to raise sufficient additional funds, it will have to execute a slower than planned growth path, reduce overhead and scale back its business plan until sufficient additional capital is raised to support further operational expansion and growth. As of September 30, 2020, the Company had $84,732 in cash. The Company generated $188,543 of cash for operating activities for the nine months ended September 30, 2020. The Company is seeking to raise additional capital. If the Company is not successful in raising additional capital it will be forced to significantly scale back its business operations and it growth plans. In addition, the COVID-19 virus and the related impact it is having on the U.S. economy is currently having a negative impact on the cash flows of our business. However, we were able to obtain two loans totaling $342,675 related to new legislation passed as a result of COVID-19. During the nine months ended September 30, 2020, the Company’s principal executive officer advanced the Company $200,000, of which the Company has repaid $150,000, leaving $50,000 outstanding.

Capital Expenditures

During the nine months ended September 30, 2020, the Company had capital expenditures of $3,705,417 in leased vehicles. At September 30, 2020, most of the Company’s vehicles were finance with leases. At September 30, 2020 the Company had $9,622,805 of rental vehicles, net of accumulated depreciation in the amount of $2,482,516, totaling $7,140,289 in net rental vehicles. At December 31, 2019 the Company had $6,284,211 of rental vehicles, net of accumulated depreciation in the amount of $1,547,164, totaling $4,737,047 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for three years and the Company has the right to purchase the leased assets for $1 each at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 totaled $188,543, which was an increase of $342,432 or 223% from the net cash used in operating activities of $153,889 for the same period in 2019. The increase is principally due to the change in accounts payable and accrued expenses, and non-cash expense items.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 totaled $1,360,240, which was a change of $1,318,025 from the net cash used in financing activities of $42,215 for the same period in 2019. The change is principally due to the increase in payments on financing lease obligations in 2020 and proceeds of $1,951,300 from notes payable in 2019 compared to $342,675 in 2020. In addition, we sold $275,000 of common stock in 2020 compared to $0 in 2019.

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

Contractual Obligations, Commitments and Contingencies

During fiscal years 2017, 2018 and 2019, the Company entered into a series of monthly vehicle leasing agreements with ACME Auto Leasing, LMP Financial Services and United Mile Fleet, each with an approximate lease term of 12 to 36 months. As of September 30, 2020 and December 31, 2019, the Company had total lease obligations in the amount of $3,667,772 and $2,400,565, respectively. The Company owes monthly payments under each Lease Agreement ranging from approximately $285 per month to $621 per month. At the end of the term of the Lease Agreement, lessee has the right to purchase ownership and title of the subject vehicle for a nominal payment. In addition, the Lease Agreements are subject to and secured by a grant of a purchase money security interest on each leased vehicle.

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

Not required for “smaller reporting companies.”

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to Note 9 of our Condensed Consolidated Financial Statements for a discussion of all material pending legal proceedings.

Item 1A. Risk Factors.

COVID-19 has had a negative impact on our business the first half of 2020 and continues to present a material risk to our operations

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The governors of New York, California and several other states, as well as mayors of many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. Since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. According to its recent investor update call, Uber’s gross bookings in Seattle are down by 60-70%, and Uber assumes similar declines in other big cities hit by COVID-19. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving.

As a result, the Company has seen a decline in revenue during the first half of 2020 which is having a negative impact on the cash flows of the business, but saw a positive upward movement in revenue during the third quarter ended September 30, 2020. The Company has seen increased demand from drivers wanting to rent cars for ridesharing purposes and new drivers renting cars for both rideshare and delivery gig economy. With the recent increase in the number of positive COVID-19 cases, the Company is not able to predict the ultimate impact that COVID -19 will have on its business. If another lockdown were to occur, the Company could be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. The Company cannot at this time estimate the long term effect of this unprecedented situation on any of the rideshare market, or the delivery gig economy in general, or the Company in particular.

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

RIDESHARE RENTAL, INC.

By:	/s/ Ramy El-Batrawi
Ramy El-Batrawi, Chief Executive Officer

/s/ Ryan Saathoff
Ryan Saathoff, Chief Financial Officer

Date:	November 12, 2020

