Form 10-K/A
period 2019-12-31
Rideshare Rental, Inc.
filed 2020-11-25
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Rideshare Rental, Inc., formerly known as YayYo, Inc., together with its wholly-owned subsidiaries (the “Registrant,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was originally filed on March 31, 2020 (the “Original Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.

The Amendment was prompted by correspondence we received from the Securities and Exchange Commission (the “SEC”) in November 2020 relating to a review by the SEC of the Original Filing. This review identified an incorrect reference in our Item 9A disclosure to a previously filed quarterly report on Form 10-Q, as well as a typographical error in the date of the fiscal quarter end, which resulted in part from former disclosure that was brought forward from an earlier filing into a draft of the Original Filing but not properly edited. The correspondence also asked us to address the conclusions stated in both our evaluation of the effectiveness of the Company’s disclosure controls and procedures, and our management’s report on internal control over financial reporting. We determined that, also as a result of previously filed disclosure not being adequately edited after being brought forward into the Original Filing, our Item 9A disclosure in the Original Filing inadvertently contained material errors and discrepancies.

Consequently, we are filing this Amendment to state that, as of December 31, 2019, our evaluation of our disclosure controls and procedures identified a material weakness and that therefore the Company’s disclosure controls and procedures during the fiscal year were not effective. Similarly, as also stated in this Amendment, this material weakness resulted in management’s assessment that the Company’s internal control over financial reporting was also not effective. The material weakness is described in the amended and restated Item 9A filed herewith.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, other than those discussed herein.

PART II

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

To address this material weakness, management performed procedures to ensure that the financial statements balances included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. In fiscal 2020, the Company plans to hire additional accounting and finance staff to address the material weakness identified herein.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting at December 31, 2019.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: November 25, 2020	RIDESHARE RENTAL, INC.

	By:	/s/ Ramy El-Batrawi
Ramy El-Batrawi
Chief Executive Officer and Director

	By:	/s/ Ryan Saathoff
Ryan Saathoff
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramy El-Batrawi	Chief Executive Officer and Director	November 25, 2020
Ramy El-Batrawi	(Principal Executive Officer)

/s/ Ryan Saathoff	Chief Financial Officer	November 25, 2020
Ryan Saathoff	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen M. Sanchez	Director	November 25, 2020
Stephen M. Sanchez

/s/ Harbant S. Sidhu	Director	November 25, 2020
Harbant S. Sidhu

/s/ Douglas M. Mox	Director	November 25, 2020
Douglas M. Mox

/s/ John P. O’Neill	Director	November 25, 2020
John P. O’Neill

