Form 10-K
period 2020-12-31
EVmo, Inc.
filed 2021-03-31
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39132

EVmo, Inc.

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

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,136,945 based on the closing price as reported on the OTC.

As of March 29, 2021, there were 35,127,524 shares of common stock, $0.000001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on our management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

All brand names or trademarks appearing in this Report are the property of their respective holders. Unless the context requires otherwise, references in this Report to “EVmo,” the “Company,” “we,” “us,” and “our” refer to EVmo, Inc., a Delaware corporation, and its consolidated subsidiaries.

ii

PART I

ITEM 1. BUSINESS

Corporate History

EVmo, Inc., a Delaware corporation, was formed on June 21, 2016 under the name “YayYo, LLC.” The Company was subsequently converted into a Delaware corporation pursuant to the unanimous written consent of our former manager and members in a transaction intended to be tax-free under the Internal Revenue Code (the “Conversion”). Pursuant to the Conversion, the members of YayYo, LLC have assigned, transferred, exchanged and converted their respective limited liability company membership interests of YayYo, LLC, into shares of common stock, par value $0.000001 per share, of the Company (the “Common Stock”). All of YayYo, LLC’s liabilities and assets were automatically transferred to the Company and the Company assumed ownership of such assets and liabilities upon the filing of the “Certificate of Conversion from a Delaware Limited Liability Company to a Delaware Corporation” with the State of Delaware pursuant to Section 265 of the Delaware General Corporation Law. The Company now operates as a “C” corporation formed under the laws of the State of Delaware.

On August 12, 2017, we announced that we were shifting our primary corporate focus in the transportation/ridesharing industry from being an exclusive provider of transportation networks systems towards a more diversified operating company with a direct focus on the vehicle rental business and a related transportation network system.

Prior to March 2017, the Company’s operating expenses were covered almost entirely by start-up capital provided by its founder and financing from private investors. In March 2017, the Company launched a best-efforts offering pursuant to “Regulation A+” of the Securities Act of 1933, as amended (the “Securities Act”). The offering was for up to 6,250,000 shares of Common Stock at $8.00 per share when a Form 1-A relating to this offering was qualified by the Securities & Exchange Commission (the “SEC”). Then, on November 15, 2019, the Company completed its initial public offering of 2,625,000 shares of Common Stock, at $4.00 per share, for gross proceeds, before underwriting discounts and commissions and expenses, of $10.5 million and the shares became listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “YAYO.”

On February 10, 2020, the Company notified Nasdaq of its intent to voluntarily delist its Common Stock. In connection therewith, the Company filed a Form 25 with the SEC on or about February 20, 2020. The Company elected to effect the voluntary delisting of its common stock after discussions with Nasdaq’s staff, and based on the determination of the Company’s board of directors that voluntarily delisting the Common Stock from Nasdaq was in the best interests of the Company and its stockholders at that time. Since delisting from Nasdaq, our Common Stock has traded on the OTC Markets under the same ticker symbol.

In September 2020, we changed our name from YayYo, Inc. to Rideshare Rental, Inc., in order for our corporate brand to better reflect our principal businesses, ridesharing and vehicle rentals. In March 2021, we decided to change our name again, this time to EVmo, Inc., to underscore our commitment to making a full transition to electric vehicles over the next several years.

Overview

EVmo is a holding company operating principally through two wholly-owned subsidiaries: (i) Rideshare Car Rentals LLC, a Delaware limited liability company (“Rideshare”), and (ii) Distinct Cars, LLC, a Delaware limited liability company (“Distinct Cars”). Rideshare offers an online bookings platform to service the ridesharing and delivery gig industries (the “Rideshare Platform”). Distinct Cars maintains a fleet of passenger vehicles and transit vans for the last-mile logistical space for rent to our customers. Through Rideshare and Distinct Cars, the Company seeks to become the leading provider of rental vehicles to drivers in the ridesharing and delivery gig spaces, and an industry leader in supplying transit vans for last-mile logistics. In March 2021, we formed another wholly-owned subsidiary, EV Vehicles LLC, a Delaware limited liability company, which we intend to utilize as the corporate platform to execute our electric vehicles strategy.

The Rideshare Platform

On October 31, 2017, the Company created Rideshare to incubate the concept of the Rideshare Platform, which is a proprietary, peer-to-peer booking platform, intended to rent passenger vehicles to self-employed ridesharing drivers. The Company has since deployed and launched the Rideshare Platform on the Company’s e-commerce website, http://www.ridesharerental.com. The Rideshare Platform also commercially markets the Company’s own fleet of cars as well as those of other fleet owners and selected individual car owners, providing them with an opportunity to monetize their vehicles by renting them out to ridesharing drivers. Our business strategy with our Rideshare Platform is to further develop and expand our brand equity and establish ourselves as the premier peer-to-peer Transportation Network Company (“TNC”) vehicle rental business for the ridesharing and delivery gig industries that matches the owners and/or operators of passenger vehicles (including the Company’s fleet of maintained vehicles) to existing or prospective ridesharing and delivery gig drivers. The Company initially launched the Rideshare Platform in Los Angeles, CA and has since expanded it into multiple other markets, including Oakland, CA; Las Vegas, NV; Chicago, IL; Newark, NJ; Baltimore, MD; and Dallas, TX.

The Rideshare Platform’s functionality provides drivers with access to certain data emitted from their respective Company rental vehicle(s) through a personal Rideshare dashboard. Vehicle owners can also access and manage data emitted from their personal vehicle(s) under rental to a third-party from the Rideshare Platform inventory dashboard and can further manage the other aspects of the vehicle rental transaction through the Rideshare Platform, including rental extension options. All transactional aspects of the rental vehicle(s) (including, but not limited to, background checks, terms, deposits and insurance costs) are run securely through the Rideshare Platform. In addition, our Rideshare website not only effectively monetizes Company-owned vehicle fleets, made available through Distinct Cars, but also generates revenue by charging transactional fees to other vehicle owners and ridesharing and delivery gig drivers for all rental transactions consummated on the Rideshare Platform. The Rideshare Platform is available on desktop, iOS and Android devices. The development and functionality of our mobile applications are a material component to our business as drivers are more likely to transact via mobile devices.

Most importantly, all passenger vehicles and transit vans made available on the Rideshare Platform are fully qualified by the Company and guaranteed to meet the necessary qualification requirements.

The Company believes that due to the rapid development of the ridesharing and delivery gig economies and their anticipated growth trajectories, these markets will continue to reward the Company as an early entrant to the third-party vehicle rental business. Under the Rideshare Platform we intend to become the go-to booking destination and brand for ridesharing and delivery gig vehicle rentals in a TNC marketplace that connects owners and/or operators of standard and, increasingly, electric passenger vehicles and transit vans for the last-mile logistical space, with ridesharing and delivery gig economy drivers. We believe that our product and service offerings on the Rideshare Platform will continue to be an attractive proposition for all ridesharing and delivery gig economy drivers either simply requiring a standard passenger vehicle to operate, or preferring an electric vehicle, or struggling to qualify their personal vehicles under vehicle inspection requirements. While the Company will require additional capital investment to continue funding Rideshare and the Rideshare Platform, including furthering our technology, facilitating payments to us, and advertising, we believe there is a strong opportunity to grow and scale the Rideshare Platform in both existing and new geographical territories for purposes of developing and strengthening the Company’s brand and competitive advantage in the ridesharing and delivery gig vehicle rental markets.

Insurance

As of the date of this Report, the Company, together with our managing general underwriter, American Business Insurance Services, Inc. (the “MGU”), maintains an insurance policy on behalf of the Company. Under the policy the MGU handles all back-end insurance generation and processing through an application programming interface (API) connection with the Company’s databases. We believe that this MGU insurance policy has made it possible for us to maintain our Rideshare Platform, which allows the Company to have other third-party fleet owners supply vehicles to drivers through our platform and have them covered under the terms of our insurance policy. Our insurance policy provides physical damage and liability coverage to all rideshare drivers under the Rideshare Platform. Under the terms of our policy, both Rideshare Platform drivers acquiring vehicles through Fleet Management (as defined below) as well as owners of their own vehicles are provided with an insurance ID card that lists each party’s name and the vehicle VIN number. Our Rideshare Platform customers pay daily (for the duration of the rental period) to become designated as a supplemental insured party under the Company’s insurance policy. Under the terms of our policy, insurance coverage is valid from the date of commencement of the rental period up until the date that the vehicle is returned.

Further, the Company’s car liability and physical damage insurance policies cover both third-party vehicle owners as well as ridesharing and delivery gig drivers under rental contract. These policies provide insurance on all listed vehicles, provided that the coverage is suspended during periods when the ridesharing driver under rental contract with the Company is actively operating on either the Uber or Lyft platform.

Distinct Cars Fleet Management Business

On June 10, 2017, the Company formed Distinct Cars for the purpose of developing a fleet management business (“Fleet Management”). Fleet Management maintains a fleet of new standard and, increasingly, electric passenger vehicles and transit vans for the logistical space to be rented directly to drivers in the ridesharing and delivery gig economies through the Rideshare Platform. The Company’s fleet of vehicles, under lease contract and maintained by Distinct Cars, as well as other third-party vehicles have been made commercially available for rental bookings on the Rideshare Platform. The Company seeks to provide drivers in the ridesharing and delivery gig markets with full-service vehicle rentals and fleet contract maintenance solutions for commercial standard and electric passenger vehicles, as well as transit vans in the logistical space. As a provider of comprehensive, integrated vehicle rental and management solutions, Fleet Management markets and manages short and long-term vehicle rentals to ridesharing and delivery gig economy drivers. As of the date of this Report, approximately half of these drivers are located in greater Los Angeles while the other half are located in the other six cities where we have operations.

The Company is focused on operating, developing and investing in its vehicle rental business with a focus on marketing directly to the peer-to-peer car sharing and ridesharing industry professionals. The Company is capable of meeting customers’ needs, including but not limited to a guaranty that all vehicles maintained under Fleet Management will comply with and pass the Ridesharing Qualification Requirements. Fleet Management product and service offering includes full-service vehicle rental(s) and contract maintenance, along with distribution center management and transportation management service. As of the date of this Report, the Company’s customer base is primarily ridesharing and delivery gig drivers located within our markets that are operating and performing driving services on behalf of a host of the private ridesharing and delivery TNCs (primarily Lyft and Uber in ridesharing, and DoorDash and GrubHub for delivery). The Company hopes to aggressively expand our Fleet Management services and product offerings nationally.

In August 2017, following our announcement that we were shifting our primary corporate operations, we entered into a leasing arrangement for an initial group of twelve (12) vehicles, with the intent of testing our Fleet Management concept within the ridesharing industry. Following the Company’s proof of concept period, we expanded our Fleet Management business in December 2017 by adding an additional 135 vehicles to our fleet. As of March 24, 2021, Fleet Management includes a fleet of approximately 626 vehicles- including standard and electric passenger vehicles as well as transit vans for the last-mile logistical space- under lease contract. Generally, professional ridesharing and delivery gig economy drivers contract with private ridesharing TNCs for vehicle rental periods generally ranging from less than three days to six months. The rental vehicles made available to customers by the Company are configured and guaranteed to be compliant with the same vehicle inspection requirements imposed on ridesharing (not delivery) vehicles by the largest private ridesharing TNCs (specifically, Uber and Lyft).

The Company believes that customers will rent vehicles offered by our Fleet Management business in order to reduce the complexity, cost and total capital associated with vehicle ownership. Further, we believe that due to our market focus on the ridesharing industry and the additional imposition of the ridesharing qualification requirements imposed on ridesharing vehicles by the dominant private ridesharing TNCs, our customers will be further incentivized to rent our Fleet Management vehicles to guarantee compliance with those requirements.

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

Fleet Management Software

The Company has been an early adopter of technologies to leverage the Fleet Management business. To ensure that the Company’s fleet of vehicles meet and comply with the standard ridesharing qualification requirements and transmit relevant data to our customers, the Company has fit its Fleet Management vehicles with our proprietary fleet management GPS solution software, providing open platform fleet management solutions to businesses of all sizes. These full-featured solutions help the Company manage its drivers and vehicles by extracting accurate and actionable intelligence from real-time and historical location trip data. The telematics solutions for fleet optimization provide our Fleet Management vehicles with fitted software analytics and data involving (i) fuel efficiency; (ii) management of vehicle maintenance and (iii) prevention of vehicle wear and tear.

Commercial Partnership Programs

In June 2017, the Company entered into a strategic partnership arrangement with Hyundai USA, a subsidiary of the Hyundai Motor Group (“Hyundai”) for purposes of entering into a fleet purchase program. The Hyundai program has provided the Company with competitive pricing options (or best available pricing) below manufacturer suggested retail prices on all purchases for brand-new Hyundai vehicles and priority status on the availability and delivery of all Hyundai vehicles under contract with the Company. The vehicle purchases are currently financed by ACME Auto Leasing and LMP Financial Services, with title to the vehicles held by the Company under liens held by the financiers.

The Company has entered into a similar partnership program with Hyundai’s affiliate, Kia Motors America, Inc., and in March 2021 we entered into a separate partnership with Tesla, Inc., which is intended to facilitate our strategy to transition to all-electric vehicles.

Our Business Model and Our Future Opportunities

We have developed what we believe is an innovative business model in which we not only provide ridesharing and delivery gig drivers with the necessary technology to operate, through the Rideshare Platform, but also the vehicles themselves, via Fleet Management, should the driver not have a qualified vehicle to use. Our two principal operating subsidiaries have a rare corporate synergy that enables us to both diversify and create complementary revenue streams. Further, as we continue our transition to all-electric vehicles, we believe we are in the vanguard of a new era in commercial transportation and that our early presence in this industry will further distinguish us from a competitive standpoint.

While we cannot at this time assess the ultimate effect of COVID-19 and its resulting restrictions on our Company, as of the date of this Report these restrictions appear to be slowly abating. We believe that consumer options in ridesharing will continue to expand to an even larger audience, such as carpooling and private bus services. The expansion of consumer options has also attracted mass transit customers to more expensive luxury options. Our Fleet Management business is designed to put more certified ridesharing vehicles on the roadways to meet the increasing consumer demand of the availability of ridesharing services.

Moreover, our entry during 2020 into the delivery gig space has provided us with another form of service diversity, one with fewer barriers to entry, as the requirements for vehicles operated by delivery gig drivers are significantly less onerous than those operated by rideshare drivers, as delivery gig drivers are not transporting people. The increasing demand for ridesharing and delivery gig services has produced an increase in demand by TNC businesses for more ridesharing and delivery gig drivers and vehicles on the road at any given time. The growing demographic of ridesharing and delivery gig drivers, as determined on a global basis, has drawn drivers to these industries to perform services for a host of private TNC businesses, such as Uber, Lyft, DoorDash, and GrubHub. The Company estimates that private TNC businesses are hiring more than 50,000 drivers a month to keep pace with the current commercial demand for ridesharing and delivery gig services.

Vehicle and Driver Requirements

We believe that many potential ridesharing drivers are deterred from applying for or are turned away from employment by certain TNCs on account of the fact that their personal vehicles would fail or are failing to meet the qualification requirements imposed by those TNCs. We address this directly by enabling such drivers to rent vehicles from us, through Fleet Management. Each of our vehicles meets if not exceeds the qualification requirements we impose on privately-owned vehicles operated by prospective rideshare drivers.

Ridesharing and Delivery Gig Qualification Requirements

Before initiating employment of a driver using his or her own vehicle, we screen and evaluate the prospective driver and we obtain a Motor Vehicle Report (“MVR”) for his or her vehicle, if the driver does not intend to rent a vehicle from our fleet. We obtain a new MVR for a vehicle not from our fleet that utilizes the Rideshare Platform every six months.

We, and other TNCs, generally impose the following requirements on potential ridesharing and delivery gig driver applicants seeking employment:

●	The driver must have reached a minimum age of 21 years old;

●	The ridesharing driver must have in-state auto insurance with the driver’s name on the policy;

●	The ridesharing driver must have an in-state driver’s license, and been licensed in the U.S. for at least one year;

●	The ridesharing driver must have in-state plates with a current registration (commercial plates are acceptable as well);

●	The ridesharing driver must have a clean driving record; and

●	The ridesharing driver must pass a background check; and

●	The ridesharing driver’s vehicle must pass certain qualification requirements, such as the following:

○	The vehicle must be a four-door car whose year of manufacture is not earlier than the designated cut-off year;

○	The vehicle must be in good physical condition with no cosmetic damage;

○	No marketing or commercial branding is being outwardly displayed on the vehicle; and

○	The vehicle must receive a passing score on a 19-point vehicle inspection.

As mentioned above, certain cosmetic features may prevent a potential ridesharing driver’s vehicle from qualifying under the vehicle inspection on account of the following: (i) the vehicle includes a full-body wrap containing advertisements, or any large ads; (ii) the vehicle has holes or damage to the exterior; (iii) the vehicle has taxi decals or taxi-style paint; (iv) the vehicle has significant damage to the interior (including any torn seats, large permanent stains, strong permanent odors); (v) the vehicle has paint oxidation; or (vi) the vehicle has different colored hoods/doors; and (vii) the vehicle has objectionable aftermarket modification.

As also noted above, we, as well as other private ridesharing companies, also require all potential ridesharing drivers to undergo a vehicle inspection test on all personal driver vehicles to be used by the potential ridesharing driver to perform ridesharing services on behalf of the private ridesharing company. A 19-point inspection is a standard vehicle inspection procedure to check a car in 19 specific areas to ensure that it conforms to safety and operational requirements. While the 19 points are typically the same for different companies, their procedures differ slightly. The process also varies based on the geographical location where the inspection is performed. The 19 points of the vehicle checked for inspection include headlights, tail-lights, indicator lights, stop lights, foot brakes, emergency/parking brake, steering mechanism, windshield, heat and air conditioning, front, rear and side windows, front seat adjustment mechanism, door controls (open, close, lock), horn, speedometer, body condition/ damage, muffler and exhaust system, condition or tires, interior and exterior rear-view mirrors and safety belts for driver and passengers. Any vehicle having a problem or issue with any of the inspection points will generally not pass the vehicle inspection and we will refuse the opportunity to become a ridesharing driver for us.

Company Growth Strategy

Our long-term strategy is focused on four priorities: expanding and diversifying our revenues; improving our operating effectiveness; enhancing the customer experience; and disciplined capital management.

Expand and Diversify Revenues—Our strategy to achieve ongoing growth is driven by initiatives that expand and diversify our revenues through customer- and market-focused initiatives. We are actively working to expand our Fleet Management business and use of the Rideshare Platform and we intend to convert our entire fleet inventory over to electric vehicles. We will continue to offer a comprehensive equipment rental fleet to maintain and hopefully grow our market position. We plan to continue to expand our footprint in North America, with a focus on increasing the following: (i) the number of major geographical markets served on our Rideshare Platform; (ii) the number of vehicles maintained and managed under the Company’s Fleet Management business, with a strong focus on adding electric vehicles, which will eventually constitute our entire fleet population; and (iii) to continue to reinforce our existing locations with additional fleet and enhance our expertise tailored to local markets. Our footprint expansion will include new locations served under our Rideshare Platform and Fleet Management operations to better support our growing ridesharing rental business. We will continue to pursue initiatives that allow us to drive sales through our existing locations and geographical territories.

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

Enhance the Customer Experience—We seek to differentiate our business by delivering a superior customer experience through the variety and quality of the vehicles and services we offer, the ease of doing business with us and the added value we offer through services, products and technologies. Our focus on quality vehicle brands tailored to meet the qualification requirements of the ridesharing industry is intended to meet the needs and preferences of ridesharing drivers, including the expectations for reliable, safe, efficient and effective maintained vehicles. We expect to add more expertise across our team to help our customers achieve the best results for their projects. In developing and providing vehicle rental related technologies, we are focused on meeting customer expectations related to convenience and on-demand access to data and information.

Disciplined Asset Management—We manage our vehicle rental fleet to optimize the timing of fleet rentals, repairs and maintenance, while at the same time satisfying our customers’ needs. Through continued use and development of our disciplined approach to efficient fleet management, we seek to maximize our utilization and return on investment.

Intellectual Property

As of the date of this Report, we have two registered trademarks “YayYo®” and the service mark for a stylized design representing an automobile that is present in our web sites and our marketing materials. We have no applications for other trademarks as of the date of this Report. We have no patents or copyrights.

Human Capital

As of the date of this Report, we had approximately 35 full-time employees, all of which are based at our offices. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees generally are good.

Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. In addition to the foregoing, we are also subject to the following:

●	Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. We could also be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws;

●	Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., vehicle manufacturers are subject to federally mandated corporate average fuel economy standards which will increase substantially through 2025. Furthermore, numerous states, including California, have adopted or are considering requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements and new federal or state restrictions on emissions on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the new vehicles that we rent;

●	We are subject to a wide range of environmental laws and regulations, including those governing: discharges into the air and water; the operation and removal of storage tanks; and the use, storage and disposal of hazardous substances. In the normal course of our operations we use, generate and dispose of materials covered by these laws and regulations. We face potentially significant costs relating to claims, penalties and remediation efforts in the event of non-compliance with existing and future laws and regulations; and

●	The Financial Accounting Standards Board is currently evaluating several significant changes to generally accepted accounting standards in the U.S., including the rules governing the accounting for leases. Any such changes could significantly affect our reported financial position, earnings and cash flows.

While we are actively working to mitigate the impact of vehicle-related regulations through our strategy of transitioning our vehicle fleet to all-electric, until such time as at least the majority of our fleet has switched, we will remain subject to such regulations.

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

Competition

We believe our principal competitors to be HyreCar, a publicly-traded company that also rents vehicles for use by drivers who work for Uber, Lyft, and food delivery platforms, and Lyft Express, which makes rental vehicles available to Lyft drivers. National car rental companies such as Hertz and Avis also have programs directed at ridesharing and delivery drivers.

Additional Information

Our website address is www.evmo.com. This site includes a link to the Rideshare Platform site, located at www.ridesharerental.com. It also includes all of the press releases we have issued since our formation and an investor relations page. Our investor relations page includes a link to all of our registration statements and periodic reports posted on the SEC’s EDGAR site, including but not limited to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. These reports are available free of charge and may be accessed via our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

Under current SEC rules and regulations, as a smaller reporting company, we are not required to provide risk factor disclosure in this Report or in any of our periodic reports until such time as we no longer qualify as a smaller reporting company. If and when we next file a registration statement on Form S-1 in connection with an offering of securities, we will include risk factor disclosure as part of that filing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease and maintain our principal offices at 433 North Camden Drive, Suite 600, Beverly Hills, California 90210. We also lease and maintain other offices at 195 South Robertson Drive, Beverly Hills, CA 90210, which is where the majority of our operational staff conducts its activities on a day-to-day basis. We do not currently own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business. Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. Except as described below, as of the date of this Report the Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

Anthony Davis v. EVmo, Inc. (formerly YayYo, Inc.), and Ramy El-Batrawi

This action was filed on March 5, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Anthony Davis acted as the Company’s Chief Executive Officer from approximately December 2016 through April 2017. Mr. El-Batrawi is the founder of the Company and its former Chief Executive Officer and director, and was involved, the complaint alleges, in Mr. Davis’s hiring and termination after a brief tenure as CEO. As part of his severance compensation, Mr. Davis was granted stock options to purchase shares of Common Stock. Mr. Davis claims that the Company breached its agreement to award him these stock options and includes a claim for wage and hour violations. The lawsuit also seeks declaratory and injunctive relief. Mr. Davis also included a claim under the California Unfair Practices Act. The Company has denied all liability, asserts that it has paid Mr. Davis all amounts due to him under his separation agreement with the Company, and has vigorously defended this lawsuit. The Company has filed a demurrer in connection with this litigation and that demurrer is expected to be resolved at a hearing in May 2021. If the case is not dismissed at that time, the Company will conduct discovery and file a motion for summary judgment.

In Re YayYo Securities Litigation

Two actions styled as securities class actions were filed in the United States District Court for the Central District of California, on September 9, 2020 (Hamlin v. YayYo) and September 18, 2020, respectively (Koch v. YayYo et al). The plaintiffs to each action individually alleged misrepresentations and material omissions in the registration statement on Form S-1 that the Company filed with the SEC in connection with its initial public offering, which was declared effective on November 13, 2019, claiming violations of Sections 11 and 15 of the Securities Act. Each purported action involved securities class action claims. The district court consolidated the two actions, and the Hamlin action was since dismissed. The district court indicated in its order consolidating the actions that the new caption for the case would be “In Re YayYo Securities Litigation.” The Company filed an answer, denying liability and asserted that it accurately and completely disclosed all material facts and occurrences, including adverse ones, in its registration statement, related public filings and other public statements, and further asserted that the alleged violations of Sections 11 and 15 of the Securities Act are baseless. Each of the parties to this litigation has mutually agreed to request a stay of the proceedings pending a mediation that is tentatively scheduled for April 29, 2021 in which a global settlement, also involving the plaintiff class representative identified in the case described immediately below,

Michael Vanbecelaere v. YayYo, Inc, et al.

Two actions styled as securities class actions were filed in the Superior Court of the State of California for the County of Los Angeles, on July 22, 2020 and July 23, 2020, respectively. The plaintiffs to each action individually alleged misrepresentations and material omissions in the registration statement on Form S-1 that the Company filed with the SEC in connection with its initial public offering, which was declared effective on November 13, 2019, claiming violations of Sections 11 and 15 of the Securities Act. Each action purported to bring a securities class action against the Company; one of the two lawsuits was dismissed on the basis that the lead plaintiff in one of the actions was not a suitable class representative, and that plaintiff later joined the lawsuit brought by the other one. In its answer, the Company denied liability and asserted that it accurately and completely disclosed all material facts and occurrences, including adverse ones, in its registration statement, related public filings and other public statements, and further asserted that the alleged violations of Sections 11 and 15 of the Securities Act are baseless. Each of the parties to this litigation has mutually agreed to request a stay of the proceedings pending a mediation that is tentatively scheduled for April 29, 2021, which will also include the parties to the action described immediately above.

Uptick Capital, LLC v. EVmo, Inc. (formerly YayYo, Inc.)

On March 5, 2021, Uptick Capital, LLC (“Uptick”), filed an arbitration demand with the American Arbitration Association (“AAA”) alleging breach of contract with respect to an Advisory Agreement that Uptick asserts it entered into with the Company on August 7, 2017. The claim filed with the AAA alleges that “pursuant to the terms of the Advisory Agreement, Uptick was entitled to receive $2,500.00 per month for three months” plus “an issuance of restricted shares of $50,000.00 worth of YayYo common stock in exchange for providing certain consulting services to YayYo.” The agreement, according to the demand, was renewed once. The Company has not yet formally responded to the arbitration claim but denies liability and intends to vigorously defend this arbitration on the basis that Uptick failed to comply with the contract. It is unknown what the potential liabilities are but, as of the date of this Report, the Company believes they should not exceed $10,000 in cash and $100,000 worth of stock.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock is currently quoted on the OTC Markets, also known as the “Pink Sheets.” The ticker symbol remains “YAYO,” which is based on our original name. From the date of our initial public offering in November 2019 until February 10, 2020, the Common Stock was traded on the Nasdaq Capital Market, but we voluntarily delisted from that exchange as of that date.

Holders

As of March 29, 2021, there were approximately 1,077 holders of record of the Common Stock.

Dividends

To date, we have not paid any dividends to the holders of Common Stock and do not anticipate doing so for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Pursuant to outstanding SEC guidance, we have disclosed this information in Part III of this Report, under “Item 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT- Equity Compensation Plan Information.”

Stock Performance Graph

As a smaller reporting company, we are not required to provide a stock performance graph in this Report.

Unregistered Sales of Equity Securities

We engaged in three unregistered sales of Common Stock to select investors during fiscal 2020. The sales are as follows:

●	On April 2, 2020, we sold an aggregate of 1,428,571 shares to ACME Auto Leasing, one of the companies that finances our vehicle purchases, in a negotiated transaction for $0.07 per share, or aggregate cash consideration of $100,000.

●	On June 8, 2020, we sold 1,000,000 shares to Acuitas Group Holdings, LLC, which is now the Company’s largest shareholder, in a negotiated transaction for $0.15 per share, or aggregate cash consideration of $150,000.

●	On June 9, 2020, we sold 125,0000 shares to John P. O’Neill, a member of our Board of Directors, in a negotiated transaction for $0.20 per share, or aggregate cash consideration of $25,000.

Each of these sales was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act, i.e. a private transaction by an issuer not involving a public offering.

Stock Repurchases

We did not make any repurchases of the Common Stock in the fourth quarter of 2020, or in any other quarterly period, since our initial public offering in November 2019.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to recent SEC rule amendments, this item has been removed and reserved and, as a smaller reporting company, we were not required to provide this information in any case.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Corporate History and Background

The Company was formed on June 21, 2016 under the name “YayYo, LLC,” which was converted into a Delaware corporation pursuant to the unanimous written consent of our former manager and members in a transaction intended to be tax-free under the Internal Revenue Code (the “Conversion”). All of YayYo, LLC’s liabilities and assets, including its intellectual property, were automatically transferred to the Company and the Company has assumed ownership of such assets and liabilities. The Company now operates as a “C” corporation formed under the laws of the State of Delaware. On September 11, 2020, YayYo, Inc. changed its name to Rideshare Rental, Inc. On March 1, 2021, the Company changed its name from Rideshare Rental, Inc. to EVmo, Inc.

The Company is a holding company operating through its wholly-owned subsidiaries, Distinct Cars, LLC and Rideshare Car Rentals, LLC.

The Company’s operating business divisions include (i) an online rideshare vehicle booking platform to service the ridesharing economy through Rideshare Car Rentals, i.e. the Rideshare Platform, and (ii) the maintenance of a fleet of standard passenger vehicles to be made commercially available for rent through Distinct Cars, i.e. Fleet Management. The Company seeks to become the leading provider of a standard rental vehicles to drivers in the ridesharing economy.

On March 16, 2018, we completed an offering under Regulation A+ of the Securities Act, which was qualified by the SEC on March 15, 2017. We sold a total of 365,306 shares of Common Stock. We received cash proceeds of $1.8 million, net of commissions and other costs associated with the gross offering proceeds or payable by us.

On November 15, 2019, the Company closed its initial public offering of 2,625,000 common shares at $4.00 per share, for gross proceeds, before underwriting discounts and commissions and expenses, of $10.5 million, and the shares became listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “YAYO.”

On February 10, 2020, the Company notified Nasdaq of its intent to voluntarily delist its Common Stock from Nasdaq. In connection therewith, the Company notified Nasdaq of the Company’s intention to file a Form 25 with the SEC on or about February 20, 2020. The Company elected to effect the voluntary delisting of its Common Stock after discussions with Nasdaq’s staff, and based on the determination of the Company’s board of directors that voluntarily delisting the Common Stock from Nasdaq was in the best interests of the Company and its stockholders. Following delisting from Nasdaq, the Common Stock now trades on the OTC Markets, still under the trading symbol, “YAYO.”

Impact of COVID-19 on our business

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The governors of New York, California and several other states, as well as mayors on many cities, ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. From the first quarter of 2020 and the initial rapid spread of COVID-19, rideshare companies were negatively impacted. As Americans began to practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies experienced a steep decline in ridership and revenue. As a result, the Company saw a decline in revenue during the first half of 2020, which had a negative impact on our cash flows, but we then saw a positive upward movement in revenue during the second half of 2020. This has continued in the early months of 2021. As of the date of this Report, several vaccinations for COVID-19 have received emergency-use authorization from the Food and Drug Administration and many of the lockdown restrictions imposed by state and local governments, including those of the markets in which we operate, appear to be abating. Still, the pandemic has not yet ended, and there have been multiple waves where infections, hospitalizations, and deaths have sharply increased. The Company therefore cannot predict the ultimate impact that COVID -19 may have on its business this year. If another lockdown, even a partial one, were to occur in any of our markets, the Company could be forced to scale back its operations and its expansion plans, which could ultimately have a significant negative impact on us.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Distinct Cars, LLC and RideShare Car Rentals, LLC. All significant intercompany transactions and balances have been eliminated.

Consolidated Results of Operations—Year ended December 31, 2020, Compared to Year ended December 31, 2019.

Total Revenues

Revenue for the year ended December 31, 2020 was $7,621,180, an increase of $706,270 or 10.2% compared to revenue for the year ended December 31, 2019 of $6,914,910. The increase is principally due to an increase in our rental fleet offset by a decrease in our average weekly rental income levels throughout the year ended December 31, 2020 due to the COVID-19 outbreak. During the year ended December 31, 2020, the average weekly rental income per vehicle placed in service was $308 compared to $335 for the same period in 2019. Our revenues declined in March and April due to COVID -19 and began to recover in May and June 2020. Our revenue since June is back to pre-COVID-19 levels, but there is no assurance that this trend will continue.

Cost of Revenues

Cost of revenues for the year ended December 31, 2020 were $5,263,474, an increase of $589,604 or 12.6% compared to cost of revenues for the year ended December 31, 2019 of $4,673,870. The increase is due to higher depreciation expense due to an increase in fleet size and higher repairs and maintenance due to the age of the fleet. For the year ended December 31, 2020 and 2019 our cost of revenue was 69.1% and 67.6% of our revenue, respectively. The increase in the cost of revenue as a percentage of revenue is due to the decrease in average weekly rental income due to the COVID – 19 outbreak.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2020 were $490,403, representing a decrease of $275,038 or 35.9% over the year ended December 31, 2019 of $765,441. The decrease is due to better management of media placements for our advertising and a change in the vendor we used to spearhead our marketing efforts to ridesharing and delivery gig drivers.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were $5,288,316, representing an increase of $1,264,395 or 31.4% over the year ended December 31, 2019 of $4,023,921. The increase is principally due to higher payroll costs (including stock option expense of $739,973) as we hired additional personnel for our expanding operations and higher management salaries; and higher occupancy costs.

Loss on the Settlement of Debt

Loss on the settlement of debt for the year ended December 31, 2020 was $0 as compared to $252,900 for the same period in 2019. During the year ended December 31, 2019, we settled outstanding debt of $421,500 with 84,300 shares of common stock valued at $674,400.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2020 were $5,779,719, representing an increase of $722,957 or 14.3% compared to the year ended December 31, 2019 of $5,055,762. The increase is due to the reasons described above.

Interest Expense, Net

Interest and financing expenses for the year ended December 31, 2020 were $265,839 compared to $1,115,499 for the year ended December 31, 2019. The decrease in interest and financing cost for the year ended December 31, 2020 due to a decrease in outstanding debt.

Gain on Forgiveness of Debt

Gain on forgiveness of debt for the year ended December 31, 2020 was $184,775 as compared to $0 for the same period in 2019, as, during the year ended December 31, 2020, the entire loan of that amount we received under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act was forgiven.

Net Loss

The net loss for the year ended December 31, 2020 was $3,502,077, representing a decrease of $428,144 or 10.9% compared to the year ended December 31, 2019 of $3,930,221. The decrease is due to the reasons described above.

Liquidity, Capital Resources and Plan of Operations

On November 15, 2019, we completed our initial public offering of Common Stock, after our registration statement on Form S-1 under the Securities Act was declared effective by the SEC on November 13, 2019. We sold a total of 2,625,000 common shares at a price of $4.00 per share. Total gross proceeds from the offering were $10,500,000, before deducting underwriting discounts and commissions and other offering expenses.

During the year ended December 31, 2020, we sold an aggregate of 2,553,571 shares of Common Stock to three investors for cash proceeds of $275,000, of which 125,000 shares was sold to a member of our Board of Directors for cash consideration of $25,000.

On January 8, 2021, we received $500,000 from a convertible note from one of our stockholders. The note is convertible into shares of Common Stock at $0.50 per share. The note was converted into 1,000,000 shares of Common Stock in February 2021.

Current Assets, Liabilities and Working Capital

At December 31, 2020, the Company’s current assets totaled $215,990, current liabilities totaled $4,461,560, and working capital was a deficit of $4,245,570. At December 31, 2019, the Company’s current assets totaled $2,098,660, current liabilities totaled $2,655,055, and working capital was a deficit of $556,395.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $2,119,003 and $951,231 as of December 31, 2020 and 2019, respectively, an increase of $1,167,772 or 123%.

Since inception, our principal sources of operating funds have been proceeds from equity financing including the sale of our Common Stock to initial investors known to management and principal shareholders of the Company. We do not expect that our current cash on hand will fund our existing operations and future business growth. We will need to raise additional capital in order execute our business plan and growth goals for at least the next twelve-month period thereafter. If the Company is unable to raise sufficient additional funds, it will have to execute a slower than planned growth path, reduce overhead and scale back its business plan until sufficient additional capital is raised to support further operational expansion and growth. As of December 31, 2020, the Company had $72,890 in cash. The Company generated $536,723 of cash for operating activities for the year ended December 31, 2020. The Company is seeking to raise additional capital. If the Company is not successful in raising additional capital it will be forced to significantly scale back its business operations and it growth plans. In addition, the COVID-19 virus and the related impact it is having on the U.S. economy is currently having a negative impact on the cash flows of our business. However, we were able to obtain two loans totaling $342,675 related to new legislation passed as a result of COVID-19, of which $184,775 was forgiven in 2020.

Capital Expenditures

During the year ended December 31, 2020, the Company had capital expenditures of $3,705,417 in leased vehicles. At December 31, 2020, most of the Company’s vehicles were finance with leases. At December 31, 2020 the Company had $9,067,885 of rental vehicles, net of accumulated depreciation in the amount of $2,871,452, totaling $6,196,433 in net rental vehicles. At December 31, 2019 the Company had $6,284,211 of rental vehicles, net of accumulated depreciation in the amount of $1,547,164, totaling $4,737,047 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for one to three years and the Company has the right to purchase the leased vehicle at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash generated by operating activities for the year ended December 31, 2020 totaled $536,723, which was an increase of $3,952,946 from the net cash expended in operating activities of $3,416,223 for the same period in 2019. The increase is principally due to the change in prepaid expenses, other assets, accounts payable and accrued expenses, and non-cash expense items.

Cash Flows from Financing Activities

Net cash expended in financing activities for the year ended December 31, 2020 totaled $1,720,262, which was a change of $6,504,550 from the net cash generated by financing activities of $4,784,288 for the same period in 2019. The change is principally due to the IPO proceeds received in 2019, increase in payments on financing lease obligations in 2020 and repayments of notes payable in 2019.

Current Plan of Operations

Our plan of operations is currently focused on the growth and ongoing development of our operating businesses: (i) the Rideshare Platform, offered through Rideshare, and (ii) Fleet Management, made commercially available through Distinct Cars. We expect to incur substantial expenditures in the foreseeable future for the enhanced operations of our businesses and related, ongoing, internal research and development. Moreover, we have embarked on “EV strategy” in which we intend to replace our entire fleet of vehicles with all electric vehicles within a relatively short period of time. At this time, we cannot reliably estimate the nature, timing or aggregate amount of all of the costs associated with these.

The continuation of our current plan of operations may require us to raise significant additional capital within a short period of time. If we are successful in raising capital, we believe that the Company will have sufficient cash resources to fund its plan of operations. The cash flow from our Rideshare Platform and, especially, Fleet Management businesses and our existing capital resources are sufficient for us to continue our current operations, but for us to fully execute our business plan we will likely require significant additional capital.

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

Even if we raise additional capital in the near future, if our operating businesses fail to achieve anticipated financial results, our ability to raise additional capital in the future to fund our operations would likely be seriously impaired. If in the future we are not able to demonstrate favorable financial results or projections from our operating businesses, we will not be able to raise the capital we need to continue our then current business operations and business activities, and we will likely not have sufficient liquidity or cash resources to continue operating.

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

Contractual Obligations, Commitments and Contingencies

The Company has entered into a series of monthly vehicle leasing agreements with ACME Auto Leasing and LMP Financial Services, each with an approximate lease term of 12 to 36 months. As of December 31, 2020 and December 31, 2019, the Company had total lease obligations in the amount of $2,352,878 and $2,400,565, respectively. The Company owes monthly payments under each Lease Agreement ranging from approximately $285 per month to $621 per month. At the end of the term of the Lease Agreement, lessee has the right to purchase ownership and title of the subject vehicle for a nominal payment. In addition, the Lease Agreements are subject to and secured by a grant of a purchase money security interest on each leased vehicle.

We lease and maintain our principal offices at 433 North Camden Drive, Suite 600, Beverly Hills, California 90210. We also lease and maintain other offices at 195 South Robertson Drive, Beverly Hills, CA 90210, where the majority of our operational staff conducts its activities on a day-to-day basis. We do not currently own any real estate.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of non-current assets and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

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

The Company has not changed its estimate for the useful lives of its equipment and rental vehicles, but would expect that a decrease in the estimated useful lives of equipment and rental vehicles of one year would result in an annual increase to depreciation expense of approximately $450,000, and an increase in the estimated useful lives of equipment and rental vehicles of one year would result in an annual decrease to depreciation expense of approximately $300,000.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed it methodology for estimating the valuation allowance. A change in valuation allowance affect earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

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

Revenue Recognition

The Company recognizes revenue from renting its fleet of cars to ridesharing and delivery gig drivers. Revenue is recognized based on the rental agreements which are generally on a weekly basis. The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers.

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

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are, without limitation, also intended to ensure that such information is gathered and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate, to facilitate timely decisions regarding required disclosure.

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our CEO and CFO have concluded that, at December 31, 2020, such disclosure controls and procedures were not effective. We elaborate on the basis for this conclusion in the discussion contained in our “Management’s Report on Internal Control over Financial Reporting” below.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our CEO and CFO have concluded, based on their evaluation as of the end of the fiscal year covered by this Report, that our disclosure controls and procedures were not effective as a result of a control issue described herein; however, it is possible that this evaluation failed to identify other control issues that would have reinforced this conclusion, and for which we have not yet initiated any remedial action.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting at December 31, 2020.

Our management has determined that our internal control over financial reporting contains a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We do not have sufficient segregation of duties within our accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets, and the recording of transactions should be performed by separate individuals. Management weighed the impact of our failure to have a proper segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the resulting control deficiency represented a material weakness.

To address this material weakness, management has performed procedures to ensure that the financial statements balances included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. In 2021, the Company plans to continue to hire additional accounting and finance staff to further address the material weakness identified herein. However, as of the date of this Report, this material weakness still exists and is the basis for our conclusion that our disclosure controls and procedures were, at December 31, 2020, and remain, not effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Stephen M. Sanchez	55	Chief Executive Officer and Director
Ryan Saathoff	47	Chief Financial Officer
Laurie DiGiovanni*	60	Chief Operating Officer
Terren S. Peizer	61	Executive Chairman of the Board of Directors
Harbant S. Sidhu	62	Director
Douglas M. Mox	54	Director
John P. O’Neill	63	Director

*-Ms. DiGiovanni resigned as the Company’s Chief Operating Officer effective at the end of the first quarter of fiscal 2021. Her successor in that role has not yet been appointed.

Executive Officers

Stephen M. Sanchez has been one of our directors since January 2020 and was appointed as the Company’s Chief Executive Officer in February 2021. Mr. Sanchez has over 30 years of experience in the logistics industry, particularly in the design, implementation and operation of last-mile delivery services. Since November 2019, Mr. Sanchez has served as the Chief Executive Officer of PDQ Pickup LLC, a moving and logistics company, or PDQ Pickup. From August 2019 until November 2019, Mr. Sanchez was the Chief Operating Officer of PDQ pickup. PDQ Pickup. From January 2018 until August 2019, Mr. Sanchez was Senior Vice President of Operations and Business Development for Boxbot, Inc., a robotics company focusing on the development and sale of autonomous last-mile delivery vehicles. From November 2015 until January 2018, Mr. Sanchez was Senior Manager of Final Mile Process Engineering for Amazon, Inc. From September 2014 until November 2015, Mr. Sanchez served as Vice President/Director of Supply Chain – Hub and Network Planning, for LaserShip Inc., a regional provider of same-day and next-day delivery services. Mr. Sanchez, who is a veteran of the U.S. Navy, also has held positions of increasing responsibility with affiliates of DHL International GmbH, as well as with National Express Corporation and United Parcel Service. We believe that Mr. Sanchez is qualified to serve as a director of our company as a result of his extensive leadership experience in logistics and business development.

Ryan Saathoff has served as the Company’s Chief Financial Officer since April 2020. In addition, Mr. Saathoff is the founder, chief executive officer, and managing partner at RG Alliance, a privately-held full back office solutions company, with over 50 employees and 10% of its business outside the U.S. He has served as CEO of RG Alliance since 2012, and is responsible for all strategic outcome planning, financial strategy, process optimization, and leveraging business intelligence from key metrics. In that role, he has been significantly involved in supporting his clients through multiple large public and private financial acquisitions and has guided several client executive teams in taking their companies public. He also serves on the boards of several non-profit companies and is affiliated with numerous professional and industry associations. Mr. Saathoff holds a Bachelor of Arts degree from California State University, San Marcos.

Laurie DiGiovanni served as the Company’s Chief Operating Officer since May 2016. In addition, Ms. DiGiovanni served as interim Chief Executive Officer of the Company from October 4, 2018 to November 17, 2018. Since 2012, Ms. DiGiovanni has held marketing and operating executive positions at Beverly Hills Rent a Car and Executive Transportation pursuant to which Ms. DiGiovanni managed national corporate expansions and activation of transportation industry leading brands and was executive producer for a range of marketing campaigns at auto shows and transportation industry live events. Ms. DiGiovanni manages all business operations of the Company and its subsidiaries including driver training and the Fleet Management business. Ms. DiGiovanni is the founder of the Association for Finance and Insurance Professionals (AFIP), an association that has certified tens of thousands for more ethical car buying practices, and mandatory for auto industry employees and implemented in leading global automotive markets. She also played key roles in the launch of many automotive initiatives, including managing new divisions and brands for Beverly Hills Travel and Lifestyle and American Dream Classics; serving as Director of Training for CarsDirect.com; and leading marketing and customer experience campaigns for Barrett-Jackson Car Auction. Ms. DiGiovanni also has direct brand experience within the automotive industry, including project management and training positions with Toyota, Mazda, and Nissan. Ms. DiGiovanni has a Bachelor of Arts degree from California State University, Fullerton.

As noted above, Ms. DiGiovanni has resigned as Chief Operating Officer, with such resignation to be effective at the end of the first quarter of fiscal 2021. Her successor has not yet been appointed.

Board of Directors

Terren S. Peizer has been Executive Chairman of the Board of Directors since February 2021. He is a highly successful entrepreneur and investor, having founded and commercialized several public and private companies. Mr. Peizer is the founder, Board Chairman, Chief Executive Officer and majority stockholder of OnWrak Inc., a leading AI and telehealth-enabled, virtualized healthcare treatment company. Mr. Peizer is also the Board Chairman, Chief Executive Officer and majority shareholder of BioVie, Inc., which is the industry leader in the development of two orphan drug candidates for the treatment of rare liver diseases. In addition, Mr. Peizer is founder, Chairman and CEO and majority shareholder of four privately-held companies. He was Chairman of Cray, Inc., which he bought from Silicon Graphics for assumption of debt and recently sold to Hewlett Packard for approximately $1.4 billion. Mr. Peizer is chairman and sole shareholder of Acuitas Group Holdings, LLC, his personal investment holding company. In addition, Mr. Peizer has held senior executive positions at Goldman, Sachs & Co., First Boston, and Drexel Burnham Lambert. We believe that Mr. Peizer’s vast experience as a corporate executive, particularly with several public companies, qualifies him to serve on and chair our Board of Directors.

Harbant S. Sidhu has served as a director of the Company since January 2020. Mr. Sidhu is a design engineer and founder of Advanced Tek Group, Inc. (formerly Magnaspec, Inc.), a private aerospace manufacturing business. Since 2012, Mr. Sidhu has operated Advanced Tek Group, Inc., managing all aspects of the operating business. Mr. Sidhu has experience in personnel management and oversite, aerospace and defense engineering, sales, manufacturing, accounting and operational experience in the aerospace and defense manufacturing industry. Mr. Sidhu has performed unclassified contracting work in components production in Mexico. Mr. Sidhu graduated as an electrical engineer in 1980 from Punjab University, India. Mr. Sidhu’s experience in human resources coupled with his business experience qualifies him to serve on our Board of Directors.

Douglas M. Mox has been one of our directors since January 2020. Mr. Mox has extensive experience in financial management and strategic planning, as well as logistics, engineering and operations. Since January 2013, Mr. Mox has been the Chief Operating Officer of Grace Thomas Investment, a private equity firm. Prior thereto, Mr. Mox, who has a B.S. degree in aviation management/logistics, worked as a senior manager at DHL Worldwide Express, an affiliate of DHL International GmbH, and as an industrial engineering manager for United Parcel Service. The Company believes that Mr. Mox is qualified to serve as a director of the Company as a result of his financial expertise and his extensive experience in the private equity and logistics industries.

John P. O’Neill has been our Director since January 2020. Mr. O’Neill is a 45-year veteran of the logistics industry and has worked both in the U.S. and internationally over the course of his career. Since 1990, Mr. O’Neill has been employed by affiliates of DHL International GmbH in positions of increasing responsibility in the U.S. and throughout Asia. Since March 2013, Mr. O’Neill has been the Deputy Managing Director of DHL-Sinotrans International Air Courier, in Beijing. The Company believes that Mr. O’Neill is qualified to serve as a director of the Company as a result of his extensive leadership experience in the logistics industry.

CORPORATE GOVERNANCE

Board of Directors

The Company’s Board of Directors (the “Board of Directors” or the “Board”) oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations of the Company. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings.

Term of Office

Each of our current directors, with the exception of our Executive Chairman Terren S. Peizer, was elected to the Board in January 2020 in accordance with Section 3 of the Company’s By-Laws. Mr. Peizer was appointed to the Board by a unanimous vote of the directors in connection with an expansion of the Board that was authorized in February 2021. Since the current term of office for each director is one year, and the Board has not yet scheduled an annual meeting of Company shareholders or arranged to take action by unanimous written consent of a majority of Company shareholders, each director other than Mr. Peizer may, as of the date of this Report, be considered a “holdover director.”

The Board size was recently expanded from five to seven members and the Board is currently working to fill the vacancies in its membership. Once the Board has been fully constituted, it intends to take action to elect its membership either at a meeting of Company shareholders or by unanimous written consent of a majority of Company shareholders.

Director Independence

Our Board of Directors is comprised of a majority of “independent directors” as defined under the rules of Nasdaq. Although we are not currently listed on Nasdaq or any other exchange, we use the definition of “independence” of Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

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

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Douglas M. Mox, John P. O’Neill and Harbant S. Sidhu are all independent directors of the Company. However, our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements.

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

Board of Directors Meetings and Attendance

During the fiscal year ended December 31, 2020, the Board of Directors held 12 meetings. Each director attended all of these Board meetings.

Code of Ethics

Although we are not required to do so, as the Common Stock is not listed on a national securities exchange in which an adopted Code of Ethics would be a listing requirement, our Board plans at some point to adopt a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Committees of the Board of Directors

Our Board has established an audit committee and a compensation committee. The composition and responsibilities of each of the committees of our Board is described below. Members serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

We have established an audit committee consisting of Douglas M. Mox and John P. O’Neill (the “Audit Committee”). The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

The Audit Committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards we needed to comply with at the time of our initial public offering. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. However, neither of Messrs. Mox or O’Neill qualifies as an “Audit Committee financial expert,” as that term is defined in current SEC regulations. The Board size has recently been expanded and we expect that one if not more than one of our new directors to be added to the Board will so qualify. For now, the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

During the fiscal year ended December 31, 2020, the Audit Committee held one meeting.

Compensation Committee

We have established a compensation committee of the Board of Directors, which consists of Harbant S. Sidhu and Stephen M. Sanchez, the former of whom is an independent director. Mr. Sidhu is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, or Rule 16b-3, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code, or Section 162(m). Mr. Sanchez is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

During the fiscal year ended December 31, 2020, the Compensation Committee held one meetings.

Nominating Committee

We do not currently have a nominating committee. Instead of having such a committee, our Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. The directors recommend candidates for nomination for election or reelection and, as necessary, to fill vacancies and newly created directorships.

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

Non-Employee Director Compensation

Directors do not currently receive compensation for their services on the Board or on any Board committees.

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

Shareholder Communications

Currently, we do not have a process for shareholders to send communications to the Board of Directors. To date, no shareholders have made any recommendations to us to adopt such a policy.

Delinquent Section 16(a) Reports

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, except as noted in the table below, we believe as of the date of this Report that our executive officers, directors and greater than 10 percent beneficial owners have filed on a timely basis all Section 16(a) reports required to be filed during the year ended December 31, 2020. To our knowledge, the failure to timely file each such report listed below was the result of an administrative error by the filer.

		Number of Transactions
		Not Reported on a	Known Failure to File a
Name	Number of Late Reports	Timely Basis	Required Form
Boyd Bishop	1	1	No
Ryan Saathoff	1	0	No
John P. O’Neill	1	1	No
Stephen M. Sanchez	2	2	No
Harbant Sidhu	1	1	No
Terren S. Peizer	2	5	No
Gray Mars Venus Trust, Arizona	1	1	No

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned for the years ended December 31, 2020 and 2019, for (i) all individuals serving as our principal executive officer or acting in a similar capacity during 2019 (“PEO”), and (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of 2020:

Name and principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Ramy El-Batrawi	2020	$0	$0	$0	$132,007	$0	$0	$0	$132,007
Chief Executive Officer (1)	2019	$167,000	$0	$0	$0	$0	$0	$0	$167,000

Ryan Saathoff	2020	$25,615	$0	$0	$8,800	$0	$0	$0	$34,415
Chief Financial Officer (4)	2019	$0	$0	$0	$0	$0	$0	$0	$0

Laurie DiGiovanni	2020	$199,472	$0	$0	$79,204	$0	$0	$0	$278,676
Chief Operating Officer (2)	2019	$147,250	$0	$0	$0	$0	$0	$0	$147,250

Jonathan Rosen	2020	$12,942	$0	$0	$167,761	$0	$0	$0	$180,703
Former Chief Executive Officer (3)	2019	$275,000	$25,000	$0	$0	$0	$0	$0	$300,000

Kevin Pickard	2020	$29,054	$0	$0	$0	$0	$0	$0	$29,054
Former Chief Financial Officer (4)	2019	$125,000	$0	$0	$0	$0	$0	$0	$125,000

Boyd Bishop	2020	$68,823	$0	$0	$289,481	$0	$0	$0	$358,304
Former President (5)	2019	$0	$0	$0	$0	$0	$0	$0	$0

(1)	On October 4, 2018, Mr. El-Batrawi resigned as Chief Executive Officer. He then was appointed Acting Chief Executive Officer on November 17, 2018. On February 1, 2019, Mr. El-Batrawi resigned from his position as Acting Chief Executive Officer upon the appointment of Jonathan Rosen as Chief Executive Officer. In addition, Mr. El-Batrawi resigned as one of our directors effective as of September 1, 2019. Mr. El-Batrawi was reappointed as our Chief Executive Officer and a director in February 2020 but resigned from both those positions in February 2021.

(2)	Ms. DiGiovanni has resigned as Chief Operating Officer, effective as of the end of the first quarter of 2021.

(3)	Mr. Rosen was appointed Chief Executive Officer on February 1, 2019, and served until January 26, 2020.

(4)	Mr. Pickard served as Chief Financial Officer until April 2020. Upon his resignation, Ryan Saathoff was appointed to succeed him.

(5)	Mr. Bishop served as President of the Company between January and March 2020.

Bonuses

Mr. Rosen was paid a bonus of $25,000 upon completion of the Company’s initial public offering in November 2019. No other bonuses were paid that year and none were paid in 2020.

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

Laurie DiGiovanni, who serves as Chief Operating Officer, entered into a written employment agreement with the Company as of June 30, 2020. This agreement provided for Ms. DiGiovanni to continue to serve as Chief Operating Officer for a three-year term, in which Ms. DiGiovanni would be paid a base salary of $200,000 per annum and would receive up to 750,000 in incentive stock options, with 250,000 to be granted upon execution of the agreement and the remainder to be granted on a quarterly basis for the life of the agreement, Ms. DiGiovanni was not entitled to any guaranteed bonus payments under the agreement, although it provides that the Company’s Board of Directors may award her a discretionary bonus. Her employment under the agreement was mutually considered by her and the Company to be “at-will,” terminable by either party at its discretion, and Ms. DiGiovanni is subject to non-competition and non-solicitation provisions for up to twelve (12) months after termination of her employment. Ms. DiGiovanni has tendered her resignation as Chief Operating Officer, such resignation to be effective as of the end of the first quarter of fiscal 2021. Under the terms of her agreement, she is entitled to severance pay totaling three months of her base salary.

No other current executive officer of the Company has, as of the date of this Report, entered into an employment agreement with the Company. Upon the entry into any such employment agreement, the Company will file it with a future periodic report.

Director Compensation

Name	Year	Fees Earned or Paid	Stock Awards	Option Awards	Non- Equity Incentive	All Other Compensation	Total
Stephen M. Sanchez	2020	$0	$0	$1,056	$0	$0	$1,056
	2019	$0	$0	$0	$0	$0	$0

Douglas M. Mox	2020	$0	$0	$1,056	$0	$0	$1,056
	2019	$0	$0	$0	$0	$0	$0

John P. O’Neill	2020	$0	$0	$1,056	$0	$0	$1,056
	2019	$0	$0	$0	$0	$0	$0

Harbant S. Sidhu	2020	$0	$0	$1,056	$0	$0	$1,056
	2019	$0	$0	$0	$0	$0	$0

Jeffrey J. Guzy	2020	$0	$0	$0	$0	$0	$0
former director	2019	$10,000	$0	$0	$0	$0	$10,000

Paul Richter	2020	$0	$0	$0	$0	$0	$0
former director	2019	$10,000	$0	$0	$0	$0	$10,000

Christopher Miglino	2020	$0	$0	$0	$0	$0	$0
former director	2019	$0	$0	$0	$0	$0	$0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock (our only outstanding calls of voting securities) as of March 29, 2021, of (i) each person known to us to be the beneficial owner of at least five percent (5%) of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days as of March 29, 2021, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The percentages in the table below are based on 35,127,524 outstanding shares of Common Stock. Unless otherwise indicated, the principal mailing address of each of the persons below is c/o EVmo, Inc., 433 N. Camden Drive, Suite 600, Beverly Hills, California, 90210. The Company’s executive office is also located at 433 N. Camden Drive, Suite 600, Beverly Hills, California, 90210.

Name of Beneficial Owner	Title	Amount Beneficially Owned		Total Percentage
Officers and Directors (1)
Terren S. Peizer (2)	Executive Chairman	10,055,512		28.63%
Ryan Saathoff	Chief Financial Officer	98,050	(3)	0.28%
Laurie DiGiovanni (4)	Chief Operating Officer	437,500	(4)	1.23%
Stephen M. Sanchez	Chief Executive Officer and Director	37,214	(5)	0.11%
Douglas M. Mox	Director	15,000	(6)	0.04%
John P. O’Neill	Director	267,100	(7)	0.76%
Harbant S. Sidhu	Director	65,000	(8)	0.18%

All Officers and Directors as a Group		10,975,376		30.73%

Greater than 5% Stockholders
X, LLC (9)		3,157,745		8.99%
Gray Mars Venus Trust, Arizona 2015 (10)		6,292,690		17.91%
Bellridge Capital, L.P. (11)		2,526,122		6.90%
Acuitas Group Holdings, LLC (2)		10,055,512		28.63%
Acme Auto Leasing, LLC (12)		2,137,278		6.08%

(1)	Unless otherwise indicated, the principal address of the named directors and officers of the Company is c/o YayYo, Inc., 433 N Camden Dr., # 600 Beverly Hills, CA, 90210.
(2)	Mr. Peizer is the sole member of Acuitas Group Holdings, LLC. He has sole voting and investment power over these shares.
(3)	This total includes non-qualified stock options to purchase up to an aggregate of 93,750 shares of Common Stock.
(4)	Ms. DiGiovanni has tendered her resignation as Chief Operating Officer, which will be effective at the end of the first quarter of fiscal 2021. Her entire beneficial ownership at present consists of non-qualified stock options.
(5)	This total includes non-qualified stock options to purchase up to an aggregate of 15,000 shares of Common Stock.
(6)	Mr. Mox’s entire beneficial ownership at present consists of non-qualified stock options.
(7)	This total includes non-qualified stock options to purchase up to an aggregate of 15,000 shares of Common Stock.
(8)	This total includes non-qualified stock options to purchase up to an aggregate of 15,000 shares of Common Stock.
(9)	Ramy El-Batrawi, our former chief executive officer and director, is the sole member of X, LLC. He has sole voting and investment power over these shares. X LLC’s address is 2635 Astral Dr., Los Angeles, CA 90046.
(10)	John Gray has direct beneficial ownership of 1,517,690 shares of Common Stock. The Gray Mars Venus Trust, Arizona 2015, an entity controlled by Mr. Gray (the “Gray Trust”), beneficially owns the remainder of these shares and Mr. Gray has voting and investment power over them. The Gray Trust’s address is 75 Avon Ave, Mill Valley, CA 94941.
(11)	Bellridge Capital LLC (“BC LLC”) is the investment manager of Bellridge Capital, L.P., Boris Klimov (a.k.a Robert Klimov) is the managing partner and controlling person of BC LLC and he and BC LLC may be deemed to share beneficial ownership of the position reported above, although BC LLC and Mr. Klimov each disclaims beneficial ownership of the securities with respect to which indirect beneficial ownership is described. The total beneficial ownership reported above includes 1,026,122 shares of Common Stock and a warrant to purchase an additional 1,500,000 shares of Common Stock, which is exercisable at any time. Mr. Klimov has voting and investment power over these securities. Bellridge Capital. L.P.’s address is 515 E. Las Olas Boulevard, #120A, Fort Lauderdale, FL 33301 #120A, Fort Lauderdale, FL 33301.
(12)	Acme Auto Leasing LLC (“Acme”)’s address is 440 Washington Avenue, North Haven, CT 06473. Christopher Cullen, the managing member of Acme, has voting and investment power over these shares.

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

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of December 31, 2020.

Name and principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Ramy El-Batrawi (1)	562,500	437,500	0	0.22	July 25, 2025	0	0	0	0

Ryan Saathoff	31,250	218,750	0	0.22	July 25, 2025	0	0	0	0

Laurie DiGiovanni	312,500	437,500	0	0.22	July 25, 2025	0	0	0	0

Stephen M. Sanchez	5,000	0	0	0.22	July 25, 2025	0	0	0	0

Douglas M. Mox	5,000	0	0	0.22	July 25, 2025	0	0	0	0

John P. O’Neill	5,000	0	0	0.22	July 25, 2025	0	0	0	0

Harbant S. Sidhu	5,000	0	0	0.22	July 25, 2025	0	0	0	0

(1)	Mr. El-Batrawi resigned as both Chief Executive Officer and a member of the Board in February 2021. Upon his resignation, the Board of Directors voted to accelerate the vesting of all of his options. Mr. El-Batrawi has since exercised these options and received shares of Common Stock.

Indemnification of Directors and Officers

We have agreed to indemnify the underwriters against specified liabilities, including liabilities under the Securities Act, and to contribute to payments the underwriters may be required to make in respect thereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the arrangements, discussed in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation” the following is a description of each transaction since January 1, 2019 and each currently proposed transaction in which:

●	we have been or are to be a participant; and

●	the amount involved exceeded or exceeds the lesser of $120,000 or one percent of our total assets at the end of our last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

X, LLC and Ramy El-Batrawi

During the fiscal year ended December 31, 2019, the Company paid management fees of $167,000 to X, LLC, a Delaware limited liability company (“XLLC”), the sole member of which is Ramy El-Batrawi, who in parts of both 2019 and 2020 served as either Chief Executive Officer or Acting Chief Executive Officer, or was one of the Company’s directors. XLLC was and remains a greater than 5% stockholder.

In December 2020, Mr. El-Batrawi extended an interest-free personal loan to the Company, which was applied to working capital. This loan was repaid in whole in January 2021.

SRAX, Inc. and Christopher Miglino

During the fiscal year ended December 31, 2019, the Company engaged SRAX, Inc., a publicly-traded Delaware corporation (“SRAX”), to provide digital marketing and data-related services. Christopher Miglino, chief executive officer of SRAX, served as a member of our Board of Directors during 2019 but resigned in January 2020.

SRAX billed the Company $324,919.71 for services rendered during fiscal 2019. These fees were the subject of a legal dispute between SRAX and the Company, which was initiated by SRAX in February 2020. In February 2021, the parties entered into a confidential settlement of this litigation.

American Business Insurance Services, Inc. and David Haley

Since 2018, the Company has engaged American Business Insurance Services, Inc. (“ABI”) as its managing general underwriter. David Haley is the chief executive officer of ABI and was, for part of 2019, a member of the Company’s Board of Directors and, for part of 2020, a greater than 5% stockholder. In fiscal 2020 and fiscal 2019 the Company paid $1,800,000 and $1,375,000, respectively, to ABI in connection with its underwriting services. As of December 31, 2020, the Company owed ABI an additional $265,256.57 in fees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AJ Robbins CPA, LLC (“AJ Robbins”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019.

The Audit Committee of the Board has appointed AJ Robbins as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021.

Aggregate fees billed by the Company’s independent registered public accounting firm are set forth below:

	2020	2019
Audit fees and quarterly reviews (1)	$123,000	$117,500
Audit related fees	-	62,500
Tax fees	-	-
All other fees	-	-

(1)	Audit fees include fees for audit or review services in accordance with generally accepted auditing standards, such as statutory audits and services rendered for compliance with Section 404 of the Sarbanes-Oxley Act.

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

Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K have each been incorporated by reference to this annual report on Form 10-K, in each case as indicated therein (and are numbered in accordance with Item 601 of Regulation S-K).

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

ITEM 16. FORM 10-K SUMMARY

None.

EVmo, Inc.

Consolidated Financial Statements

December 31, 2020 and 2019

AJ Robbins CPA, LLC Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of EVmo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVmo, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EVmo, Inc. as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter-Risks and Uncertainties

As describe in Note 1, the COVID-19 virus could ultimately have a significant negative impact on the Company. The Company cannot at this time estimate the long-term effect of this unprecedented situation

/s/ AJ Robbins CPA LLC

We have served as the Company’s auditor since 2016

Denver, Colorado

March 29, 2021

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898 (M)720-339-5566 (F)303-586-6261

EVmo, Inc.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

	2020	2019

ASSETS
Current Assets:
Cash	$72,890	$1,256,429
Accounts receivable	119,239	59,331
Prepaid expenses	23,861	782,900
Total current assets	215,990	2,098,660

Equipment, net	1,908	3,395
Rental vehicles, net	6,196,433	4,737,047
Deposit on vehicles	-	164,080
Other assets	200,000	200,000
TOTAL ASSETS	$6,614,331	$7,203,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (including $590,176 and $394,183 to related party)	$1,157,299	$545,254
Accrued expenses (including $0 and $171,665 to related party)	961,704	405,977
Notes payables, current (net of discount of $1,973 and $32,289)	666,132	287,378
Customer deposit - related party	150,000	-
Advance from related party	100,000	-
Finance lease obligations, current	1,426,425	1,416,446
Total current liabilities	4,461,560	2,655,055

Note payable, net of current portion	149,414	-
Finance lease obligations, net of current portion	926,453	984,119

TOTAL LIABILITIES	5,537,427	3,639,174

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 31,981,374 and 29,427,803 shares issued and outstanding	32	29
Additional paid-in capital	29,750,864	28,735,894
Accumulated deficit	(28,673,992)	(25,171,915)
Total stockholders’ equity	1,076,904	3,564,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,614,331	$7,203,182

The accompanying footnotes are an integral part of these consolidated financial statements.

EVmo, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

	2020	2019

Revenue	$7,621,180	$6,914,910

Cost of revenue	5,263,474	4,673,870

Gross profit	2,357,706	2,241,040

Operating expenses:
Selling and marketing expenses	490,403	765,441
Product development	-	13,500
General and administrative expenses	5,288,316	4,023,921
Loss on the settlement of debt	-	252,900
Total operating expenses	5,778,719	5,055,762

Loss from operations	(3,421,013)	(2,814,722)

Other income (expense):
Interest and financing costs	(265,839)	(1,115,499)
Gain on forgiveness of debt	184,775	-
Total other income (expense)	(81,064)	(1,115,499)

Net loss	$(3,502,077)	$(3,930,221)

Weighted average shares outstanding :
Basic	31,118,425	27,112,557
Diluted	31,118,425	27,112,557

Loss per share
Basic	$(0.11)	$(0.14)
Diluted	$(0.11)	$(0.14)

The accompanying footnotes are an integral part of these consolidated financial statements.

EVmo, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	26,718,676	$27	$19,193,151	$(21,241,694)	$(2,048,516)

Correction to outstanding shares	(173)	-	-	-	-
Proceeds from the sale of common stock	2,625,000	2	10,499,998	-	10,500,000
Offering costs	-	-	(1,631,655)	-	(1,631,655)
Issuance of common stock for settlement of debt	84,300	-	674,400	-	674,400
Net loss	-	-		(3,930,221)	(3,930,221)

Balance, December 31, 2019	29,427,803	29	28,735,894	$(25,171,915)	3,564,008

Issuance of common stock for cash	2,553,571	3	274,997	-	275,000
Stock option expense	-	-	739,973	-	739,973
Net loss	-	-	-	(3,502,077)	(3,502,077)

Balance, December 31, 2020	31,981,374	$32	$29,750,864	$(28,673,992)	$1,076,904

The accompanying footnotes are an integral part of these consolidated financial statements.

EVmo, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,502,077)	$(3,930,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,436,383	995,228
Stock option expense	739,973	-
Common stock issued for services	-	-
Amortization of debt discounts	30,316	39,922
Loss on the settlement of debt	-	252,900
Gain on forgiveness of debt	(184,775)
Changes in operating assets and liabilities:
Accounts receivable	(59,908)	(59,331)
Prepaid expenses	759,039	(674,000)
Other assets	-	(200,000)
Accounts payable	612,045	(174,132)
Accrued expenses	555,727	333,411
Customer deposit - related party	150,000	-
Net cash provided by (used in) operating activities	536,723	(3,416,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vehicles	-	(225,000)
Deposit for vehicles	-	(164,080)
Net cash used in investing activities	-	(389,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	275,000	10,500,000
Offering costs paid	-	(1,565,155)
Proceeds from advance from related party	250,000	-
Repayment of advance from related party	(150,000)	-
Proceeds from notes payable	342,675	2,009,300
Repayment of notes payable	(15,486)	(4,379,814)
Repayment of finance lease obligations	(2,422,451)	(1,780,043)
Net cash provided by (used in) financing activities	(1,720,262)	4,784,288

NET INCREASE (DECREASE) IN CASH	(1,183,539)	978,985

CASH, BEGINNING OF YEAR	1,256,429	277,444

CASH, END OF YEAR	$72,890	$1,256,429

CASH PAID FOR:
Interest	$185,224	$1,105,049
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$-	$421,500
Finance lease obligations	$3,705,417	$1,159,470

The accompanying footnotes are an integral part of these consolidated financial statements.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

EVmo, Inc. (the “Company”) was incorporated on June 21, 2016 under the laws of the state of Delaware originally as a limited liability company and subsequently changed to a C corporation. The Company was originally incorporated under the name of YayYo, Inc. and changed its name to Rideshare Rental, Inc. on September 11, 2020. On March 1, 2021, the Company changed its name from Rideshare Rental, Inc. to EVmo, Inc. The accompanying financial statements are retroactively restated to present the Company as a C corporation from June 21, 2016. The Company rents vehicles to Uber and Lyft drivers and drivers in the gig-ecomony.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Risk and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities. Since the beginning of 2020 and the spread of COVID-19, rideshare companies have increasingly been negatively impacted. As Americans practice social distancing and self-isolation, Uber, Lyft, and other rideshare companies have seen a steep decline in ridership and revenue, as a result. Given that rideshare drivers are both at risk themselves and of risk to the public, and in addition to decreased demand overall, less people are even still driving. The Company has seen a decline in revenue during the first half of 2020 which is having a negative impact on the cash flows of the business, but saw a positive upward movement in revenue during the second half of 2020. The Company has seen increased demand from drivers wanting to rent cars for ridesharing purposes and new drivers renting cars for both rideshare and delivery gig economy. The Company is not able to predict the ultimate impact that COVID -19 will have on its business. If another lockdown were to occur, the Company could be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. The Company cannot at this time estimate the long term effect of this unprecedented situation on the rideshare market or delivery gig economy in general or the Company in particular.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Distinct Cars, LLC and RideShare Car Rentals, LLC. All significant intercompany transactions and balances have been eliminated.

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2020 and 2019, the Company determined that no impairment charge was necessary.

Revenue Recognition

The Company recognizes revenue from renting its fleet of cars to ridesharing and delivery gig drivers. Revenue is recognized based on the rental agreements which are generally on a weekly basis. The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers.

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,631,250 warrants and 2,540,000 options outstanding as of December 31, 2020 and 1,631,250 warrants and 300,000 options outstanding as of December 31, 2019.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 4,171,250 and 1,931,250 potentially dilutive securities outstanding at December 31, 2020 and 2019, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended December 31, 2020 and 2019 were $490,403 and $765,441, respectively.

Research and Development Costs

The Company expenses its research and development costs as incurred. Research and developments costs for the years ended December 31, 2020 and 2019 were $0 and $13,500, respectively.

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

At December 31, 2020 and 2019, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Equipment

At December 31, 2020 and 2019 equipment consisted of the following:

	2020	2019

Computer equipment	$6,046	$6,046
	6,046	6,046
Less accumulated depreciation	(4,138)	(2,651)
Equipment, net	$1,908	$3,395

Depreciation expense for equipment for the years ended December 31, 2020 and 2019 was $1,487 and $1,697, respectively.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

Note 4 – Rental Vehicles

At December 31, 2020 and 2019 all of the Company’s rental vehicles consisted of the following:

	2020	2019

Rental vehicles	$9,067,885	$6,284,211
	9,067,885	6,284,211
Less accumulated depreciation	(2,871,452)	(1,547,164)
Rental vehicles, net	$6,196,433	$4,737,047

The Company’s rental vehicles are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the years ended December 31, 2020 and 2019 was $1,434,896 and $993,531, respectively. A majority of the rental vehicles are leased with terms are generally for 12 to 36 months and the Company has the right to purchase the vehicles at the end of the lease terms.

Note 5 – Notes Payable

Notes payable at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured (A)	$304,667	319,667
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $731 after 12 months from funding and is due 30 years from the date of issuance.	149,414	-
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in the amount of $192,775. The loan has terms of 24 months and accrues interest at 1% per annum. During the year ended December 31, 2020, $184,775 of this loan has been forgiven as provided for in the CARES Act.	8,000	-
Notes payable to a finance company, default interest at 14% per annum; monthly principal payments ranging from $10,000 to $40,000 with unpaid principal due on December 15, 2021	355,438	-
Total notes payable	817,519	319,667
Unamortized debt discount	(1,973)	(32,289)
Notes payable, net discount	815,546	287,378
Less current portion	(666,132)	(287,378)
Long-term portion	$149,414	$-

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

(A) In connection with the issuance of these notes payable in 2018 and 2017, the Company also issued an aggregate of 24,050 shares of its common stock to these note holders as additional incentive to make the loans. The aggregate relative fair value of these shares of common stock was $119,875 and was recorded as a discount on the note payable and as additional paid in capital. The discount of $119,875 is being amortized over the term of the notes payable. During the years ended December 31, 2020 and 2019, $30,316 and $39,922, respectively, was charged to interest expense as amortization of the discounts, with an unamortized balance of $1,93 at December 31, 2020.

A rollforward of notes payable from December 31, 2018 to December 31, 2020 is below:

Notes payable, December 31, 2018	$2,617,970
Issued for cash	2,009,300
Repayments	(4,379,814)
Amortization of debt discounts	39,922
Notes payable, December 31, 2019	287,378
Issued for cash	342,675
Lease obligation converted to note payable	355,438
Forgiveness of note payable	(184,775)
Repayments	(15,486)
Amortization of debt discounts	30,316
Notes payable, December 31, 2020	$815,546

Future payments under note payable obligations are as follows:

Years ending December 31,
2021	$668,105
2022	3,104
2023	3,175
2024	3,296
2025	3,422
Thereafter	136,417
$817,519

Note 6 – Lease Obligations

Lease obligations at December 31, 2020 and 2019 consisted of the following:

	2020	2019

Lease obligations	$2,352,878	$2,400,565
Less current portion	(1,426,425)	(1,416,446)
Long-term portion	$926,453	$984,119

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

A rollforward of lease obligations from December 31, 2018 to December 31, 2020 is below:

Lease obligations, December 31, 2018	$3,790,147
New lease obligations	1,159,470
Disposal of leased vehicles	(769,009)
Payments on lease obligations	(1,780,043)
Lease obligations, December 31, 2019	2,400,565
New lease obligations	3,705,417
Disposal of leased vehicles	(975,215)
Lease obligation converted to note payable	(355,438)
Payments on lease obligations	(2,422,451)
Lease obligations, December 31, 2020	$2,352,878

Future payments under lease obligations are as follows:

Years ending December 31,
2021	$1,531,108
2022	769,619
2023	210,219
Total payments	2,510,946
Amount representing interest	(158,068)
Lease obligation, net	$2,352,878

Note 7 – Stockholders’ Equity

The Company authorized 100,000,000 shares of capital stock with consists of 90,000,000 shares of common stock, $0.000001 par value per share and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Common Stock

During the year ended December 31, 2020, the Company sold an aggregate of 2,553,571 shares of common stock to three investors for cash proceeds of $275,000, of which 125,000 shares and $25,000 was to a member of the Company’s board of directors.

During the years ended December 31, 2019, the Company:

●	issued 84,300 shares of common stock to vendors in satisfaction of $421,500 of accounts payable and accrued expenses. The 84,300 shares were valued at $674,000; therefore the Company took a charge to earnings of $252,900 related to the settlement of debt during the years ended December 31, 2019;

●	issued 2,625,000 shares of common shares in connection with its initial public offering at $4.00 per share. Total gross proceeds from the offering were $10,500,000, before deducting underwriting discounts and commissions and other offering expenses.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

Stock Options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	300,000	$8.00	2.00	$-
Granted	-	$
Forfeited	-
Exercised	-
Outstanding, December 31, 2019	300,000	$8.00	1.00	$-
Granted	4,040,000	1.62
Forfeited	(1,800,000)	4.67
Exercised	-
Outstanding, December 31, 2020	2,540,000	$0.22	4.52	$1,074,245
Exercisable, December 31, 2020	1,162,875	$0.22	4.52	$491,821

The exercise price for options outstanding and exercisable at December 31, 2020:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
2,505,000	$0.215	1,147,875	$0.215
35,000	0.220	15,000	0.220
2,540,000		1,162,875

For options granted during the year ended December 31, 2020 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.211 and the weighted-average exercise price of such options was $0.215. For options granted during the year ended December 31, 2020 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $1.11 and the weighted-average exercise price of such options was $4.00. No options were granted during the year ended December 31, 2020 where the exercise price was less than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $739,973 and $0 during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the unamortized stock option expense was $253,830.

The assumptions used during the year ended December 31, 2020 in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows:

Risk-free interest rate	0.28% - 1.59%
Expected life of the options	5.0 years
Expected volatility	195%-212%
Expected dividend yield	0%

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	1,500,000	$4.00	4.44	$6,000,000
Granted	131,250	5.00
Forfeited	-
Exercised	-
Outstanding, December 31, 2019	1,631,250	$4.08	3.38	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2020	1,631,250	$4.08	2.38	$-
Exercisable, December 31, 2020	1,631,250	$4.08	2.38	$-

The exercise price for warrants outstanding at December 31, 2020:

Outstanding and Exerciseable
Number of	Exercise
Warrants	Price
1,500,000	$4.00
131,250	5.00
1,631,250

In connection with the Company’s initial public offering, the Company issued the underwriters a total of 131,250 warrants to purchase shares of the Company’s common stock for $5.00 per share. The warrants expire in November 2024.

Note 8 – Related Party Transactions

During the years ended December 31, 2020 and 2019, the Company paid management fees of $0 and $0, respectively, to a company that is owned by the Company’s Chief Executive Officer and director. Beginning on February 1, 2019, the Company entered into a consulting agreement with this individual and paid $167,000 under the consulting agreement. The consulting agreement was terminated effective September 1, 2019. Also during the years ended December 31, 2020, the Company’s CEO and director advanced the Company $250,000 and the Company repaid $150,000. At December 31, 2020, $100,000 was owed to the Company’s CEO and director related to this advance.

During the years ended December 31, 2020 and 2019, the Company expensed $32,173 and $587,261, respectively, in advertising expenses from a company whose CEO was also a former director of the Company. At December 31, 2020 and 2019, $324,920 and $394,183, respectively, was owed to this company and is included in accounts payable in the accompanying consolidated balance sheets.

During the years ended December 31, 2020 and 2019, the Company expensed $2,321,186 and $2,214,985, respectively, in insurance expense related to insuring the Company fleet of vehicles from an insurance brokerage firm whose owner is also a stockholder of the Company. At December 31, 2020 and 2019, $265,257 and $171,665, respectively, was owed to this insurance brokerage from and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2020 and 2019 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended December 31, 2020 and 2019.

A reconciliation of the differences between the effective and statutory income tax rates for the years ended December 31, 2020 and 2019:

	2020		2019
	Amount	Percent	Amount	Percent

Federal statutory rates	$(735,436)	21.0%	$(825,346)	21.0%
State income taxes	(245,145)	7.0%	(275,115)	7.0%
Permanent differences	335,916	-9.6%	(69,409)	1.8%
Valuation allowance against net deferred tax assets	644,665	-18.4%	1,169,870	-29.8%
Effective rate	$-	0.0%	$-	0.0%

At December 31, 2020 and 2019, the significant components of the deferred tax assets are summarized below:

	2020	2019
Deferred income tax asset
Net operation loss carryforwards	3,173,878	2,419,531
Accrued expenses	50,205	159,887
Total deferred income tax asset	3,224,084	2,579,418
Less: valuation allowance	(3,224,084)	(2,579,418)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $644,665 and $1,081,921 in 2020 and 2019, respectively, as a result of the Company generating additional net operating losses.

The Company has recorded as of December 31, 2020 and 2019 a valuation allowance of $3,224,084 and $2,549,418, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2020 and 2019.

The Company has net operating loss carry-forwards of approximately $11,300,000. Such amounts are subject to IRS code section 382 limitations and expire in 2031. The 2018, 2019 and 2020 tax year is still subject to audit.

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

Anthony Davis v. EVmo, Inc. (formerly YayYo, Inc.), and Ramy El-Batrawi

This action was filed on March 5, 2020, in the Superior Court of the State of California for the County of Los Angeles. Plaintiff Anthony Davis acted as the Company’s Chief Executive Officer from approximately December 2016 through April 2017. Mr. El-Batrawi is the founder of the Company and its former Chief Executive Officer and director, and was involved, the complaint alleges, in Mr. Davis’s hiring and termination after a brief tenure as CEO. As part of his severance compensation, Mr. Davis was granted stock options to purchase shares of Common Stock. Mr. Davis claims that the Company breached its agreement to award him these stock options and includes a claim for wage and hour violations. The lawsuit also seeks declaratory and injunctive relief. Mr. Davis also included a claim under the California Unfair Practices Act. The Company has denied all liability, asserts that it has paid Mr. Davis all amounts due to him under his separation agreement with the Company, and has vigorously defended this lawsuit. The Company has filed a demurrer in connection with this litigation and that demurrer is expected to be resolved at a hearing in May 2021. If the case is not dismissed at that time, the Company will conduct discovery and file a motion for summary judgment.

In Re YayYo Securities Litigation

Two actions styled as securities class actions were filed in the United States District Court for the Central District of California, on September 9, 2020 (Hamlin v. YayYo) and September 18, 2020, respectively (Koch v. YayYo et al). The plaintiffs to each action individually alleged misrepresentations and material omissions in the registration statement on Form S-1 that the Company filed with the SEC in connection with its initial public offering, which was declared effective on November 13, 2019, claiming violations of Sections 11 and 15 of the Securities Act. Each purported action involved securities class action claims. The district court consolidated the two actions, and the Hamlin action was since dismissed. The district court indicated in its order consolidating the actions that the new caption for the case would be “In Re YayYo Securities Litigation.” The Company filed an answer, denying liability and asserted that it accurately and completely disclosed all material facts and occurrences, including adverse ones, in its registration statement, related public filings and other public statements, and further asserted that the alleged violations of Sections 11 and 15 of the Securities Act are baseless. Each of the parties to this litigation has mutually agreed to request a stay of the proceedings pending a mediation that is tentatively scheduled for April 29, 2021 in which a global settlement, also involving the plaintiff class representative identified in the case described immediately below,

Michael Vanbecelaere v. YayYo, Inc, et al.

Two actions styled as securities class actions were filed in the Superior Court of the State of California for the County of Los Angeles, on July 22, 2020 and July 23, 2020, respectively. The plaintiffs to each action individually alleged misrepresentations and material omissions in the registration statement on Form S-1 that the Company filed with the SEC in connection with its initial public offering, which was declared effective on November 13, 2019, claiming violations of Sections 11 and 15 of the Securities Act. Each action purported to bring a securities class action against the Company; one of the two lawsuits was dismissed on the basis that the lead plaintiff in one of the actions was not a suitable class representative, and that plaintiff later joined the lawsuit brought by the other one. In its answer, the Company denied liability and asserted that it accurately and completely disclosed all material facts and occurrences, including adverse ones, in its registration statement, related public filings and other public statements, and further asserted that the alleged violations of Sections 11 and 15 of the Securities Act are baseless. Each of the parties to this litigation has mutually agreed to request a stay of the proceedings pending a mediation that is tentatively scheduled for April 29, 2021, which will also include the parties to the action described immediately above.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

Uptick Capital, LLC v. EVmo, Inc. (formerly YayYo, Inc.)

On March 5, 2021, Uptick Capital, LLC (“Uptick”), filed an arbitration demand with the American Arbitration Association (“AAA”) alleging breach of contract with respect to an Advisory Agreement that Uptick asserts it entered into with the Company on August 7, 2017. The claim filed with the AAA alleges that “pursuant to the terms of the Advisory Agreement, Uptick was entitled to receive $2,500 per month for three months” plus “an issuance of restricted shares of $50,000 worth of YayYo common stock in exchange for providing certain consulting services to YayYo.” The agreement, according to the demand, was renewed once. The Company has not yet formally responded to the arbitration claim but denies liability and intends to vigorously defend this arbitration on the basis that Uptick failed to comply with the contract. It is unknown what the potential liabilities are but, as of the date of this Report, the Company believes they should not exceed $10,000 in cash and $100,000 worth of stock.

Note 11 – Subsequent Events

Convertible promissory note

On January 8, 2021, the Company, issued a stand-alone $500,000 convertible promissory note (the “Note”) to Mr. John Gray, principal of one of the Company’s largest stockholders, the Gray Mars Venus Trust, Arizona 2015, an Arizona asset management limited partnership (the “Gray Trust”), in return for a loan extended by Mr. Gray to the Company in the principal amount of the Note.

The Note will accrue interest at a fixed rate of 6% and will mature on January 6, 2022. Any unpaid principal balance on the Note may be converted at any time, at the option of Mr. Gray, into shares of the Company’s Common Stock, par value $0.000001 per share (the “Common Stock”), at a price of $0.50 per share. Upon conversion, the common shares Mr. Gray receives will have registration rights, as specified in the Note. On February 12, 2021, Mr. Gray converted the full amount of the convertible promissory note into 1,000,000 shares of the Company’s common stock.

FirstFire Settlement

On February 11, 2021, the Company, entered into a settlement agreement and mutual release (the “Settlement Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), relating to a pending action in the U.S. District Court in the Southern District of New York, FirstFire Global Opportunities Fund, LLC v. WestPark Capital, Inc. et. al., No. 1:20-cv-03327-LLS (the “Litigation”). The other parties to the Settlement Agreement are the Company’s co-defendants in the Litigation, WestPark Capital, Inc. a Colorado corporation (“WestPark”), Mr. Richard A. Rappaport and Mr. Ramy El-Batrawi, chief executive officer of the Company.

The Litigation was commenced by FirstFire in April 2020 and subsequently amended in December 2020. FirstFire was a subscriber to the Company’s initial public offering of common stock, par value $0.000001 (the “Common Stock”), in November 2019 (the “IPO”). It alleged in the Litigation that the Company and the other named defendants had, in connection with the IPO and the registration statement on Form S-1 filed thereto, committed violations of Sections 11, 12(a) and 15 of the Securities Act of 1933, as amended (the “Act”), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act. Each of the Company, WestPark, Mr. Rappaport and Mr. El-Batrawi vigorously denied and disputed these allegations.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2020 and 2019

In consideration of the releases, covenants, terms and conditions set forth in the Settlement Agreement, FirstFire has agreed to dismiss the Litigation with prejudice, to not file any further litigation relating to the IPO, and to waive and relinquish any and all claims on shares of Common Stock other than as specified in the Settlement Agreement. The Company has agreed to sell to FirstFire one hundred fifty thousand (150,000) shares of Common Stock (the “Settlement Shares”) on or around February 15, 2021, with such shares to be issued pursuant to the exemption from registration under Rule 506(b) of the Act. The purchase price of the Settlement Shares will be $0.066667 per share, or an aggregate of $10,000. Any resale of the Settlement Shares by FirstFire shall be subject to the conditions of Rule 144 of the Act. None of WestPark, Mr. Rappaport or Mr. El-Batrawi are contributing to the Settlement Shares or any other consideration under the Settlement Agreement.

Social Reality Settlement

On February 19, 2021, Rideshare Rental, Inc., a Delaware corporation formerly known as YayYo, Inc. (the “Company”), entered into a confidential settlement agreement and mutual release (the “Agreement”) with SRAX, Inc., a Delaware corporation formerly known as Social Reality, Inc. (“SRAX”), relating to an action brought by SRAX against the Company in Los Angeles Superior Court on or around February 11, 2020 (the “Litigation”). A description of the Litigation has been included by the Company in its prior filings, most recently in its quarterly report on Form 10-Q for the quarterly period ended September 30, 2020, filed on November 12, 2020.

The Company and SRAX have mutually agreed to keep the material terms of the Agreement confidential, subject to disclosure as required by applicable law or regulation.

Common stock issuances

In addition to the above issuance of common stock subsequent to December 31, 2020, the Company has issued the following shares of common stock:

●	100,000 shares to a member of the Company’s board of directors for cash proceeds of $50,000;
●	960,550 shares to the Company’s former Chief Executive Officer for the cashless exercise of 1,000,000 stock options;
●	35,000 shares for the exercise of stock options for cash proceeds of $15,450; and
●	825,000 shares to our Executive Chairman in connection with an anti-dilutive agreement.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of YayYo, Inc. (incorporated by reference to Exhibit 2.4 contained in the Company’s Form 1-A filed on December 15, 2016).

3.2	Amended and Restated By-laws of YayYo, Inc. (incorporated by reference to Exhibit 3.4 contained in the Company’s Form S-1/A filed on June 7, 2018).

3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 2.5 contained in the Company’s Form 1-A filed on December 15, 2016).

4.1*	Description of Securities

4.2	Warrant, dated March 8, 2018 (incorporated by reference to Exhibit 4.3 contained in the Company’s Form S-1/A filed on June 7, 2018).

10.1+	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 contained in the Company’s Form S-1/A filed on June 7, 2018).

10.2+	Employment Agreement between the Company and Boyd Bishop (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2020)

10.3+	Employment Agreement between the Company and Jonathan Rosen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2020)

10.4+*	Employment Agreement between the Company and Laurie DiGiovanni

10.5

Settlement Agreement and Mutual Release by, between, and among Rideshare Rental, Inc., FirstFire Global Opportunities Fund, LLC, WestPark Capital, Inc., Mr. Richard A. Rappaport and Mr. Ramy El-Batrawi, dated as of February 11, 2021 (incorporated by reference to the Company’s current report on Form 8-K filed on February 18, 2021)

33

21.1*	List of Subsidiaries of the Company

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed or furnished herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

34

SIGNATURES

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2021

EVmo, Inc.

By:	/s/ Stephen M. Sanchez
Stephen M. Sanchez
Chief Executive Officer and Director

By:	/s/ Ryan Saathoff
Ryan Saathoff
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen M. Sanchez	Chief Executive Officer and	March 31, 2021
Stephen M. Sanchez	Director (Principal Executive Officer)

/s/ Ryan Saathoff	Chief Financial Officer	March 31, 2021
Ryan Saathoff	(Principal Financial Officer)

/s/ Terren S. Peizer	Executive Chairman, Board of	March 31, 2021
Stephen M. Sanchez	Directors

/s/ Harbant S. Sidhu	Director	March 31, 2021
Harbant S. Sidhu

/s/ Douglas M. Mox	Director	March 31, 2021
Douglas M. Mox

/s/ John P. O’Neill	Director	March 31, 2021
John P. O’Neill

35