Form 10-Q
period 2021-03-31
EVmo, Inc.
filed 2021-05-17
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _______

Commission File Number: 001-39132

EVMO, INC.

(exact name of registrant as specified in its charter)

RIDESHARE RENTAL, INC.

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

35,370,899 shares of Common Stock, $0.000001 par value, as of May 14, 2021

i

PART I – FINANCIAL INFORMATION

Item 1.

EVmo, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash	$155,476	$72,890
Accounts receivable	41,635	119,239
Prepaid expenses	55,676	23,861
Total current assets	252,787	215,990

Property and equipment, net	48,133	1,908
Rental vehicles, net	8,783,269	6,196,433
Right of use asset	239,513	-
Other assets	200,000	200,000
TOTAL ASSETS	$9,523,702	$6,614,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (including $110,762 and $590,176 to related party)	$1,150,690	$1,157,299
Accrued expenses	253,928	961,704
Notes payables, current (net of discount of $184 and $1,973)	639,370	666,132
Customer deposit - related party	275,000	150,000
Advance from related parties	569,281	100,000
Finance lease obligations, current	2,091,533	1,426,425
Operating lease obligations, current	128,673	-
Total current liabilities	5,108,475	4,461,560

Note payable, net of current portion	149,414	149,414
Finance lease obligations, net of current portion	2,348,901	926,453
Operating lease obligations, net of current portion	122,894
TOTAL LIABILITIES	7,729,684	5,537,427

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 10,000,000 shares authorized;
nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized;
35,127,524 and 31,981,374 shares issued and outstanding	35	32
Additional paid-in capital	34,885,638	29,750,864
Accumulated deficit	(33,091,655)	(28,673,992)
Total stockholders’ equity	1,794,018	1,076,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,523,702	$6,614,331

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

	2021	2020

Revenue	$2,294,532	$1,747,642

Cost of revenue	1,780,903	1,401,291

Gross profit	513,629	346,351

Operating expenses:
Selling and marketing expenses	165,748	131,509
Product development	9,500	-
General and administrative expenses	1,439,101	1,896,206
Total operating expenses	1,614,349	2,027,715

Loss from operations	(1,100,720)	(1,681,364)

Other income (expense):
Interest and financing costs	(3,324,943)	(79,856)
Gain on forgiveness of debt	8,000	-
Total other income (expense)	(3,316,943)	(79,856)

Net loss	$(4,417,663)	$(1,761,220)

Weighted average shares outstanding :
Basic	33,383,431	29,427,803
Diluted	33,383,431	29,427,803

Loss per share
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	31,981,374	$32	$29,750,864	$(28,673,992)	$1,076,904

Issuance of common stock for cash	100,000	-	50,000	-	50,000
Issuance of common stock for exercise of stock options	35,000	-	15,400	-	15,400
Issuance of common stock for cashless exercise of stock options	960,550	1	(1)	-	-
Issuance of common stock for settlement of litigation	225,000	-	1,103,750	-	1,103,750
Issuance of common stock for conversion of convertible debt	1,000,000	1	499,999	-	500,000
Issuance of common stock for settlement agreement	825,000	1	3,240,599	-	3,240,600
Issuance of common stock for financing cost	600	-	1,440	-	1,440
Beneficial conversion feature associated with convertible debt	-	-	30,000	-	30,000
Stock option expense	-	-	193,587	-	193,587
Net loss	-	-	-	(4,417,663)	(4,417,663)

Balance, March 31, 2021	35,127,524	$35	$34,885,638	$(33,091,655)	$1,794,018

Balance, December 31, 2019	29,427,803	$29	$28,735,894	$(25,171,915)	$3,564,008

Stock option expense	-	-	457,242	-	457,242
Net loss	-	-	-	(1,761,220)	(1,761,220)

Balance, March 31, 2020	29,427,803	$29	$29,193,136	$(26,933,135)	$2,260,030

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,417,663)	$(1,761,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	463,251	314,785
Stock option expense	193,587	457,242
Amortization of debt discounts	31,789	9,953
Common stock issued for financing costs	1,440	-
Common stock issued for settlement agreement	3,240,600	-
Gain on forgiveness of debt	(8,000)
Operating lease expense	18,708
Changes in operating assets and liabilities:
Accounts receivable	77,604	21,492
Prepaid expenses	(31,815)	14,460
Other assets	-	-
Accounts payable	402,141	529,974
Accrued expenses	(12,776)	(148,216)
Customer deposit - related party	125,000	-
Operating lease liability	(6,654)	-
Net cash provided by (used in) operating activities	77,212	(561,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,051)	-
Deposit for vehicles	-	(35,537)
Net cash used in investing activities	(47,051)	(35,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	-
Proceeds from exercise of stock options	15,400	-
Proceeds from advance from related parties	503,766	-
Repayment of advance from related parties	(34,485)	-
Proceeds from convertible note payable	500,000	-
Repayment of notes payable	(20,551)	-
Repayment of finance lease obligations	(961,705)	(621,783)
Net cash provided by (used in) financing activities	52,425	(621,783)

NET INCREASE (DECREASE) IN CASH	82,586	(1,218,850)

CASH, BEGINNING OF PERIOD	72,890	1,256,429

CASH, END OF PERIOD	$155,476	$37,579

CASH PAID FOR:
Interest	$51,114	$69,903
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$-	$-
Finance lease obligations	$3,705,417	$2,246,285

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

EVmo, Inc. (the “Company”) was incorporated on June 21, 2016 under the laws of the state of Delaware originally as a limited liability company and subsequently changed to a C corporation. The Company was originally incorporated under the name of YayYo, Inc. and changed its name to Rideshare Rental, Inc. on September 11, 2020. On March 1, 2021, the Company changed its name from Rideshare Rental, Inc. to EVmo, Inc. The accompanying financial statements are retroactively restated to present the Company as a C corporation from June 21, 2016. The Company primarily rents vehicles to drivers for ridesharing Transportation Network Companies (“TNCs”) such as Uber and Lyft as well as drivers in the delivery gig-economy.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Risk and Uncertainties

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on its cash flows, but it then saw a positive upward movement in revenue during the second half of 2020, which has continued into the early months of 2021. As of the date of this quarterly report on Form 10-Q, several vaccinations for COVID-19 have received emergency-use authorization from the Food and Drug Administration and many of the lockdown restrictions imposed by state and local governments, including those of the markets in which the Company operates, appear to be abating. Still, the pandemic has not yet ended, and there have been multiple waves where infections, hospitalizations, and deaths have sharply increased. The Company therefore cannot predict the ultimate impact that COVID-19 may have on its business this year, and possibly beyond.

Interim financial statements

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.

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

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Property and Equipment and Rental Vehicles

Property and Equipment and Rental Vehicles are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment and rental vehicles is provided using the straight-line method for substantially all assets with estimated lives as follows:

Computer equipment	5 years
Officer furniture	7 years
Leasehold improvements	15 years or term of lease whichever is less
Vehicles	5 years

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2021, the Company determined that no impairment charge was necessary.

Revenue Recognition

The Company recognizes all of its material revenue from renting its fleet of cars to TNC drivers. Revenue is recognized based on the rental agreements which are generally on a weekly basis. The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,631,250 warrants and 1,755,000 options outstanding as of March 31, 2021 and 1,631,250 warrants and 716,000 options outstanding as of March 31, 2020.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of the Company’s common stock, par value $0.000001 (the “Common Stock”) at the average market price during the period. There were 3,386,250 and 2,347,250 potentially dilutive securities outstanding at March 31, 2021 and 2020, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three months ended March 31, 2021 and 2020 were $165,748 and $131,509, respectively.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted, unadjusted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, as well as other than quoted prices for identical assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

At March 31, 2021 and December 31, 2020, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

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

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Property and Equipment

At March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020

Computer equipment	$6,046	$6,046
Office furniture	17,401	-
Leasehold improvement	29,650	-
	53,097	6,046
Less accumulated depreciation	(4,964)	(4,138)
Equipment, net	$48,133	$1,908

Depreciation expense for equipment for the three months ended March 31, 2021 and 2020 was $826 and $302, respectively.

Note 4 – Rental Vehicles

At March 31, 2021 and December 31, 2020, all of the Company’s rental vehicles consisted of the following:

	March 31,	December 31,
	2021	2020

Rental vehicles	$12,117,146	$9,067,885
	12,117,146	9,067,885
Less accumulated depreciation	(3,333,877)	(2,871,452)
Rental vehicles, net	$8,783,269	$6,196,433

The Company’s leased assets, consisting of vehicles, are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the three months ended March 31, 2021 and 2020 was $462,425 and $314,483, respectively. The lease terms are generally for 30 to 36 months and the Company has the right to purchase the leased assets at the end of the lease terms for generally a nominal amount.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Note 5 – Notes Payable

Notes payable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured (A)	$304,667	$304,667
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $731 after 12 months from funding and is due 30 years from the date of issuance.	148,863	149,414
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in the amount of $192,775. The loan has terms of 24 months and accrues interest at 1% per annum. During the year ended December 31, 2020, $184,775 of this loan has been forgiven as provided for in the CARES Act.	-	8,000
Notes payable to a finance company, default interest at 14% per annum; monthly principal payments ranging from $10,000 to $40,000 with unpaid principal due on December 15, 2021	335,438	355,438
Total notes payable	788,968	817,519
Unamortized debt discount	(184)	(1,973)
Notes payable, net discount	788,784	815,546
Less current portion	(642,166)	(666,132)
Long-term portion	$146,618	$149,414

(A) In connection with the issuance of these notes payable in 2018 and 2017, the Company also issued an aggregate of 24,050 shares of its Common Stock to these note holders as additional incentive to make the loans. The aggregate relative fair value of these shares of Common Stock was $119,875 and was recorded as a discount on the note payable and as additional paid in capital. The discount of $119,875 is being amortized over the term of the notes payable. During the three months ended March 31, 2021 and 2020, $1,789 and $9,953, respectively, was charged to interest expense as amortization of the discounts, with an unamortized balance of $184 at March 31, 2021.

A rollforward of notes payable from December 31, 2020 to March 31, 2021 is below:

Notes payable, December 31, 2020	$815,546
Forgiveness of note payable	(8,000)
Repayments	(20,551)
Amortization of debt discounts	1,789
Notes payable, March 31, 2021	$788,784

Note 6 – Convertible Note

On January 8, 2021, the Company, issued a stand-alone $500,000 convertible promissory note to Mr. John Gray, principal of one of the Company’s largest stockholders, the Gray Mars Venus Trust, Arizona 2015, an Arizona asset management limited partnership. The convertible note accrues interest at a fixed rate of 6% and will mature on January 6, 2022. Any unpaid principal balance on the convertible note may be converted at any time, at the option of Mr. Gray, into shares of the Company’s Common Stock at a price of $0.50 per share.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

The Company recorded a beneficial conversion feature associated with this convertible note of $30,000 which was recorded as a debt discount. On February 12, 2021, Mr. Gray converted the full amount of the convertible promissory note into 1,000,000 shares of the Company’s Common Stock.

Note 7 – Financing Lease Obligations

Lease obligations at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020

Lease obligations	$4,440,434	$2,352,878
Less current portion	(2,091,533)	(1,426,425)
Long-term portion	$2,348,901	$926,453

A rollforward of lease obligations from December 31, 2020 to March 31, 2021 is below:

Lease obligations, December 31, 2020	$2,352,878
New lease obligations	3,049,261
Payments on lease obligations	(961,705)
Lease obligations, March 31, 2021	$4,440,434

Future payments under lease obligations are as follows:

Twelve Months Ending March 31,
2022	$2,271,153
2023	1,460,669
2024	1,011,377
Total payments	4,743,199
Less: imputed interest	(302,765)
Total obligation	4,440,434
Less: current portion	(2,091,533)
Non-current capital leases obligations	$2,348,901

Note 8 – Operating Lease Obligations

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

The Company leases its corporate office space under an operating lease that expires in 2013. The Company accounts for this lease under the provision of ASC 842 Leases.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2021:

		March 31,
	Classification on Balance Sheet	2021
Assets
Operating lease assets	Operating lease right of use assets	$239,513
Total lease assets		$239,513

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$128,673
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	122,894
Total lease liability		$251,567

Lease obligations at March 31, 2021 consisted of the following:

Twelve Months Ending March 31,
2022	$157,800
2023	131,500
Total payments	289,300
Less: imputed interest	(37,733)
Total obligation	251,567
Less: current portion	(128,673)
Non-current capital leases obligations	$122,894

The lease expense for the three months ended March 31, 2021 was $25,204. The cash paid under operating leases for the three months ended March 31, 2021 was $13,150. At March 31, 2021, the weighted average remaining lease terms were 1.76 years and the weighted average discount rate was 15%.

Note 8 – Stockholders’ Equity

The Company authorized 100,000,000 shares of capital stock with consists of 90,000,000 shares of Common Stock, $0.000001 par value per share and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Common Stock

During the three months ended March 31, 2021, the Company:

●	issued 100,0000 shares of Common Stock to a member of the Company’s Board of Directors, in a negotiated transaction for $0.50 per share, or aggregate cash consideration of $50,000;
●	issued 35,000 shares of Common Stock for the exercise of 35,000 stock options for cash consideration of $15,400;
●	issued 960,550 shares of Common Stock for the cashless exercise of 1,000,000 stock options;
●	issued 600 shares of Common Stock to an investor in connection with a prior note payable agreement;
●	issued 1,000,000 shares of Common Stock in connection with the conversion of a convertible note payable for $500,000;
●	issued an aggregate of 225,000 shares of Common Stock in connection with legal settlements. The shares were valued at $1,103,750 which was based on the market price of the Common Stock on the grant date; and
●	issued 825,000 shares to Acuitas Group Holdings, LLC, (“Acuitas”) which is now the Company’s largest shareholder, in connection with a settlement agreement between Acuitas and X, LLC, a company owned by the Company’s former chief executive officer. The board of directors deemed it was in the best interest of the Company to issue the shares to Acuitas. The value of the shares was $3,240,600 which is based on the market price of the Company’s Common Stock at the grant date. The $3,240,600 was expensed as financing costs as the dispute underlying the settlement agreement related to an anti-dilution of a prior investment in the Company by Acuitas.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Stock Options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	2,540,000	$0.22	4.52	$1,074,245
Granted	250,000	0.51
Forfeited	-	0.00
Exercised	(1,035,000)	0.220
Outstanding, March 31, 2021	1,755,000	$0.25	4.34	$5,525,075
Exercisable, March 31, 2021	899,250	$0.27	4.37	$2,815,349

The exercise price for options outstanding and exercisable at March 31, 2021:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
20,000	$0.210	20,000	$0.210
1,505,000	0.215	716,750	0.215
25,000	0.220	7,500	0.220
205,000	0.530	155,000	0.530
1,755,000		899,250

The following is a summary of warrant activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	1,631,250	$4.08	2.38	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2021	1,631,250	$4.08	2.13	$-
Exercisable, March 31, 2021	1,631,250	$4.08	2.13	$-

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

The exercise price for warrants outstanding at March 31, 2021:

Outstanding and Exerciseable
Number of	Exercise
Warrants	Price
1,500,000	$4.00
131,250	5.00
1,631,250

Note 10 – Related Party Transactions

During the three months ended March 31, 2021 and 2020, the Company expensed $897,281 and $515,092, respectively, in insurance expense related to insuring the Company fleet of vehicles from an insurance brokerage firm whose owner is also a stockholder of the Company. At March 31, 2021 and December 31, 2020, $110,762 and $265,257, respectively, was owed to this insurance brokerage from and is included in accounts payable in the accompanying consolidated balance sheets.

The Company’s Executive Chairman and former CEO have made advances the Company. At March 31, 2021, the Company owed its Executive Chairman and former CEO $503,767 and $65,514, respectively. At December 31, 2020, the Company owed its former CEO $100,000.

Note 11 – Contingencies

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

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

A typical commercial dispute led to a complaint filed on March 5, 2020, in the LA Superior Court. Plaintiff Anthony Davis (“Davis”) was hired by the Company as its Chief Executive Officer in or about December 2016, although he worked there for only a matter of months. Mr. El-Batrawi, the founder of the Company and a former CEO and director, and was involved, the complaint alleges, in Davis’ hiring and termination. As part of his compensation, Mr. Davis alleges that he expected to receive stock options in the Company. Davis admits that he resigned from his executive officer and director positions, but asserts that he did not receive his stock options (he also included a spurious claim for wage and hour violations). The Company denied liability and has asserted that it has paid Davis all amounts due to him under the contract, while in the fact that Davis failed to exercise his stock options before they expired on December 31, 2018. The Company has filed a demurrer to the complaint which resulted in the plaintiff filing an amended complaint to which we will file a demurrer to be heard on September 8, 2021 in LA Superior Court. The lawsuit entirely lacks merit, and will have no material impact on the company’s business or prospects.

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 and Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066 (Vanbecelaere)(hereafter the “State Cases”)

On July 22 and July 23, 2020 two, twin actions (with virtually identical complaints) were filed in the LA Superior Court. The State Case complaints differed only by a few words and the random punctuation mark. Plaintiff Ivan Rung and Michael Vanbecelaere each claimed to have purchased the Company’s stock in the IPO ; they purported to bring a securities class action on behalf of all purchasers of the Company’s stock pursuant to the Registration Statement and Prospectus issued in connection with the Company’s November 14, 2019 IPO. Lifting allegations freely from the FirstFire case complaint, the State Case Complaint is vague about alleged misrepresentation and material omissions, detailing instead a supposed chronology of events leading to the Company’s voluntary decision to delist its stock from NASDAQ following some business setbacks in early 2020. The Company announced in an 8K filed on February10, 2020 that it was voluntarily delisting from NASDAQ. Although YayYo obviously admits that its stock was delisted on NASDAQ, Company has denied liability and asserts that it accurately and completely disclosed all materially adverse facts and occurrences in its Registration Statement, related public filings and other public statements, and the Complaint’s alleged violations of Sections 11 & 15 of the Securities Act of 1933 are baseless. If the mediation is unsuccessful, YayYo intends to vigorously defend the lawsuit as it entirely lacks merit. The litigation is presently stayed

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Jason Hamlin v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8235 (SVW) and William Koch v. YayYo, Inc., Ramy El-Batrawi, et al, 20-cv-8591 (SVW)(now consolidate in “In re YayYo Securities Litigation”)

These two copy-cat actions were filed on September 9, 2020 and September18, 2020, respectively, in the United States District Court for the Central District of California, both cases as purported class actions. Plaintiffs Jason Hamlin and William Koch each claim to have purchased the Company’s stock “traceable to the IPO” and like plaintiffs Vanbecelaere and Rung in the state court actions, purport to bring a securities class action pursuant to Sections 11 & 15 of the Securities Act of 1933 on behalf of all purchasers of the Company’s stock. The first amended complaint alleges false statements and material omissions of material fact in connection with the Registration Statement and Prospectus issued in connection with the Company’s November 14, 201 9 initial stock offering (IPO). The defendants include directors of the company and the Underwriters to the IPO, Westpark Capital and Aegis Capital Corp. The federal court has consolidated the two matters for all purposes, and an initial status conference has been scheduled and held. As with the Vanbecelaere state court case, the Company denies liability and asserts that it accurately and completely disclosed all materially adverse facts, events and occurrences in its Registration Statement and related public filings, and the complaint’s alleged violations of Sections 11 & 15 of the Securities Act of 1933 are baseless. The Company intends to vigorously defend the lawsuit in federal court. All the securities lawsuits, in both federal and state court, are presently stayed pending the outcome of this mediation.

Konop v. El-Batrawi, 1:20-cv-1379- MN (Filed in Del. District Court)

Finally, on October 12, 2020 another cookie cutter complaint was filed in Delaware District Court, which has now been transferred to the U.S. District Court for the Central District of California, and assigned as a related case to Judge Wilson who, as noted, has the pending federal securities action assigned to him. Although styled as a “Derivative action” the complaint in Konop is another cut-and-paste job based on the original FirstFire complaint filed in the SDNY. It recites a litany of false allegations of mismanagement by YayYo’s principal, Mr. El-Batrawi and members of the Board of Directors, and purports to sue for damages caused by poor management by the officers and directors. The allegations of the complaint are spurious and no damages can or will be proved at trial.

Uptick Media v. YayYo, Inc., AAA Arbitration pending in New York

Plaintiff a consulting firm based in New York and Miami entered into a “consulting agreement” with the company in 2017 in which Uptick promised to deliver strategic services and other professional services to YayYo in exchange for $5,000 in cash and $100,000 worth of stock. They never provided any consultation or services or advice and the contract was not renewed. Uptick is suing the company for $100,000 in stock claiming breach of contract. The Company has denied liability on the basis of non-performance. This dispute is being arbitrated by AAA in New York.

Note 12 – Settlements

FirstFire Settlement

On February 11, 2021, the Company, entered into a settlement agreement and mutual release (the “Settlement Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), relating to a pending action in the U.S. District Court in the Southern District of New York, FirstFire Global Opportunities Fund, LLC v. WestPark Capital, Inc. et. al., No. 1:20-cv-03327-LLS. The other parties to the Settlement Agreement are the Company’s co-defendants in the litigation, WestPark Capital, Inc. a Colorado corporation (“WestPark”), Mr. Richard A. Rappaport and Mr. Ramy El-Batrawi, former chief executive officer of the Company.

This litigation was commenced by FirstFire in April 2020 and subsequently amended in December 2020. FirstFire was a subscriber to the Company’s initial public offering of Common Stock, in November 2019 (the “IPO”). It alleged in the Litigation that the Company and the other named defendants had, in connection with the IPO and the registration statement on Form S-1 filed thereto, committed violations of Sections 11, 12(a) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act. Each of the Company, WestPark, Mr. Rappaport and Mr. El-Batrawi vigorously denied and disputed these allegations.

In consideration of the releases, covenants, terms and conditions set forth in the Settlement Agreement, FirstFire agreed to dismiss the litigation with prejudice, to not file any further litigation relating to the IPO, and to waive and relinquish any and all claims on shares of Common Stock other than as specified in the Settlement Agreement. The Company agreed to sell to FirstFire one hundred fifty thousand (150,000) shares of Common Stock (the “Settlement Shares”), with such shares issued pursuant to the exemption from registration under Rule 506(b) of the Act. The purchase price of the Settlement Shares was $0.066667 per share, or an aggregate of $10,000. Any resale of the Settlement Shares by FirstFire shall be subject to the conditions of Rule 144 of the Act. None of WestPark, Mr. Rappaport or Mr. El-Batrawi contributed to the Settlement Shares or any other consideration under the Settlement Agreement.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Social Reality Settlement

On February 19, 2021, the Company entered into a confidential settlement agreement and mutual release with SRAX, Inc., a Delaware corporation formerly known as Social Reality, Inc. (“SRAX”), relating to an action brought by SRAX against the Company in Los Angeles Superior Court on or around February 11, 2020. A description of this litigation has been included by the Company in its prior filings.

The Company and SRAX mutually agreed to keep the material terms of this settlement confidential, subject to disclosure as required by applicable law or regulation.

Note 13 – Subsequent Events

The Company has evaluated subsequent events through May 14, 2021. The Company has determined there were no subsequent events that require recognition or disclosure in the financial statements, except as discussed below.

On April 12, 2021, the Company, entered into a securities purchase agreement with a certain investor in connection with the issuance, as of that same date, of a 12.5% original issue discount convertible promissory note and a Common Stock purchase warrant. The Note has an original principal amount of $2,250,000, with an original issue discount of $250,000. It bears interest at a fixed rate of ten percent (10%), is convertible into shares of Common Stock at a price of $3.00 per share (subject to adjustment as set forth in the Note), and matures on January 12, 2022. The warrant grants the right to purchase 187,500 shares of Common Stock at an exercise price of $3.00, subject to adjustment as set forth therein, and is exercisable at any time within five (5) years of the date of issuance. The Agreement provides that additional warrants, each for 93,750 shares of Common Stock with an exercise price of $3.00 per share, will be issued by the Company to the Investor on the 12th day of each month that the Note remains outstanding. Both the Note and the warrant include anti-dilution provisions in which the conversion price of the Note and the exercise price of the warrant will be reduced to equal the conversion or exercise price, as applicable, of any subsequently-issued derivative security to acquire shares of Common Stock, or their equivalent, should that conversion or exercise price be lower than that of the Note or the warrant.

On May 12, 2021, the Company issued another warrant for an additional 93,750 common shares to the same investor pursuant to the terms of the agreement.

Subsequent to March 31, 2021, the Company issued 50,000 shares of Common Stock for the payment of legal fees and issued 193,375 shares of Common Stock upon the exercise of stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements made herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and therefore, there can be no assurance the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

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

The Company’s operating business divisions include (i) an online rideshare vehicle booking platform to service the ridesharing economy through Rideshare Car Rentals, i.e. the Rideshare Platform, and (ii) the maintenance of a fleet of standard passenger vehicles to be made commercially available for rent through Distinct Cars. The Company seeks to become the leading provider of a standard rental vehicles to drivers in the ridesharing economy.

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

On February 10, 2020, the Company notified Nasdaq of its intent to voluntarily delist its Common Stock from Nasdaq. In connection therewith, the Company notified Nasdaq of the Company’s intention to file a Form 25 with the SEC on or about February 20, 2020. The Company elected to effect the voluntary delisting of its Common Stock after discussions with Nasdaq’s staff, and based on the determination of the Company’s board of directors that voluntarily delisting the Common Stock from Nasdaq was in the best interests of the Company and its stockholders. Following delisting from Nasdaq, the Common Stock now trades on the Pink Open Market, still under the trading symbol, “YAYO.”

Impact of COVID-19 on our business

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on its cash flows, but it then saw a positive upward movement in revenue during the second half of 2020, which has continued into the early months of 2021. As of the date of this quarterly report on Form 10-Q, several vaccinations for COVID-19 have received emergency-use authorization from the Food and Drug Administration and many of the lockdown restrictions imposed by state and local governments, including those of the markets in which the Company operates, appear to be abating. Still, the pandemic has not yet ended, and there have been multiple waves where infections, hospitalizations, and deaths have sharply increased. The Company therefore cannot predict the ultimate impact that COVID-19 may have on its business this year, and possibly beyond.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Distinct Cars, LLC and RideShare Car Rentals, LLC. All significant intercompany transactions and balances have been eliminated.

Consolidated Results of Operations—Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Total Revenues.

Revenue for the three months ended March 31, 2021 was $2,294,532, an increase of $546,890 or 31.3% compared to revenue for the three months ended March 31, 2020 of $1,747,642. The increase is principally due to an increase in our rental fleet. During the three months ended March 31, 2021, the average weekly rental income per vehicle placed in service was $404 compared to $249 for the same period in 2020. Our revenues declined in March and April of 2020 due to COVID -19 and began to recover in May and June 2020. Our revenue since June 2020 is back to pre-COVID-19 levels, but there is no assurance that this trend will continue.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the three months ended March 31, 2021 were $1,780,903, an increase of $379,612 or 27.1% compared to cost of revenues for the three months ended March 31, 2020 of $1,401,291. The increase is due to higher depreciation expense and insurance expense due to an increase in fleet size. For the three months ended March 31, 2021 and 2020 our cost of revenue was 77.6% and 80.2% of our revenue, respectively. The decrease in the cost of revenue as a percentage of revenue is due to higher weekly rental rates.

Selling and Marketing Expenses.

Selling and marketing expenses for the three months ended March 31, 2021 were $165,748, representing an increase of $34,239 or 26.0% over the three months ended March 31, 2020 of $131,509. The increase is due to an increase in advertising our rentals to gig-economy drivers.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2021 were $1,439,101, representing a decrease of $457,105 or 24.1% over the three months ended March 31, 2020 of $1,896,206. The decrease is principally due to lower payroll costs for executive officers and a decrease in stock option expense during the three months ended March 31, 2021.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2021 were $1,614,349, representing a decrease of $413,366 or 20.4% compared to the three months ended March 31, 2020 of $2,027,715. The decrease is due to the reasons described above.

Interest expense and financing cost

Interest and financing expenses for the three months ended March 31, 2021 were $3,324,943 compared to $79,856 for the three months ended Mach 31, 2020. The increase in interest and financing cost for the three months ended March 31, 2021 was due to the issuance of 825,000 shares of Common Stock to Acuitas Group Holdings, LLC, (“Acuitas”) which is now the Company’s largest shareholder, in connection with a settlement agreement between Acuitas and X, LLC, a company owned by the Company’s former chief executive officer. The board of directors deemed it was in the best interest of the Company to issue the shares to Acuitas. The value of the shares was $3,240,600 which is based on the market price of the Common Stock at the grant date. The $3,240,600 was expensed as financing costs as the dispute underlying the settlement agreement related to an anti-dilution of a prior investment in the Company by Acuitas.

Gain on Forgiveness of Debt

Gain on forgiveness of debt for the three months March 31, 2021 was $8,000 as compared to $0 for the same period in 2020, as, during the three months ended March 31, 2021, the remaining amount we received under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act was forgiven.

Net Loss

The net loss for the three months ended March 31, 2021 was $4,417,663, representing an increase of $2,656,443 or 150.8% compared to the three months ended March 31, 2020 of $1,761,220. The increase is due to the reasons described above.

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

During the three months ended March 31, 2021, we sold 100,000 shares of Common Stock to a member of our Board of Directors for cash consideration of $50,000.

Current Assets, Liabilities and Working Capital.

At March 31, 2021, the Company’s current assets totaled $252,787, current liabilities totaled $5,108,475, and working capital was a deficit of $4,855,688. At December 31, 2020, the Company’s current assets totaled $215,990, current liabilities totaled $4,461,560, and working capital was a deficit of $4,245,570.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $1,404,618 and $2,119,003 as of March 31, 2021 and December 31, 2020, respectively, a decrease of $714,385 or 33.7%, due to Common Stock issued for legal settlements that were previously included in accrued expenses.

Since inception, our principal sources of operating funds have been proceeds from equity financings, including the sale of our Common Stock to initial investors known to management and principal shareholders of the Company. We do not expect that our current cash on hand will fund our existing operations and future business growth. We will need to raise additional capital in order execute our business plan and growth goals for at least the next twelve-month period thereafter. If the Company is unable to raise sufficient additional funds, it will have to execute a slower than planned growth path, reduce overhead and scale back its business plan until sufficient additional capital is raised to support further operational expansion and growth. As of March 31, 2021, the Company had $155,476 in cash. The Company generated $77,212 of cash for operating activities for the three months ended March 31, 2021. The Company is seeking to raise additional capital. If the Company is not successful in raising additional capital it will be forced to significantly scale back its business operations and it growth plans. However, we were able to obtain two loans totaling $342,675 related to new legislation passed as a result of COVID-19, of which $192,775 was forgiven in 2020 and 2021.

Capital Expenditures

During the three months ended March 31, 2021, the Company had capital expenditures of $3,049,261 in leased vehicles. At March 31, 2021, most of the Company’s vehicles were finance with leases. At March 31, 2021 the Company had $12,117,146 of rental vehicles, net of accumulated depreciation in the amount of $3,333,877, totaling $8,783,269 in net rental vehicles. At December 31, 2020 the Company had $9,067,885 of rental vehicles, net of accumulated depreciation in the amount of $2,871,452, totaling $6,196,433 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for three years and the Company has the right to purchase the leased assets for $1 each at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 totaled $77,212, which was an increase of $638,742 or 114% from the net cash used in operating activities of $561,530 for the same period in 2020. The increase is principally due to the change in accounts payable, accrued expenses customer deposits, and non-cash expense items.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 totaled $47,051, which was an increase of $11,514 from $35,537 for the same period in 2020. The change is principally due to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $52,425, which was a change of $674,208 from the net cash used in financing activities of $621,783 for the same period in 2020. The change is principally due to cash received from the sale of Common Stock, exercise was stock options, convertible note and advances from related parties in 2021 offset by an increase in payments on financing lease obligations.

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

Property and Equipment and Rental Vehicles

Property and Equipment and Rental Vehicles are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of equipment and rental vehicles is provided using the straight-line method for substantially all assets with estimated lives as follows:

Computer equipment	5 years
Officer furniture	7 years
Leasehold improvements	15 years or term of lease whichever is less
Vehicles	5 years

The Company has not changed its estimate for the useful lives of its equipment and rental vehicles, but would expect that a decrease in the estimated useful lives of equipment and rental vehicles of one year would result in an annual increase to depreciation expense of approximately $600,000, and an increase in the estimated useful lives of equipment and rental vehicles of one year would result in an annual decrease to depreciation expense of approximately $400,000.

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

Revenue Recognition

The Company recognizes revenue primarily from renting its fleet of cars to drivers for TNC companies, such as Uber and Lyft, based on their rental agreements which are generally administered on a weekly basis. The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

A typical commercial dispute led to a complaint filed on March 5, 2020, in the LA Superior Court. Plaintiff Anthony Davis (“Davis”) was hired by the Company as its Chief Executive Officer in or about December 2016, although he worked there for only a matter of months.  Mr. El-Batrawi, the founder of the Company and a former CEO and director, and was involved, the complaint alleges, in Davis’ hiring and termination.  As part of his compensation, Mr. Davis alleges that he expected to receive stock options in the Company.  Davis admits that he resigned from his executive officer and director positions, but asserts that he did not receive his stock options (he also included a spurious claim for wage and hour violations). The Company denied liability and has asserted that it has paid Davis all amounts due to him under the contract, while in the fact that Davis failed to exercise his stock options before they expired on December 31, 2018.  The Company has filed a demurrer to the complaint which resulted in the plaintiff filing an amended complaint to which we will file a demurrer to be heard on September 8, 2021 in LA Superior Court.  The lawsuit entirely lacks merit, and will have no material impact on the company’s business or prospects.

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 and Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066 (Vanbecelaere)(hereafter the “State Cases”)

On July 22 and July 23, 2020 two, twin  actions (with virtually identical complaints) were filed in the LA Superior Court.  The State Case complaints differed only by a few words and the random punctuation mark. Plaintiff Ivan Rung and Michael Vanbecelaere each  claimed to have purchased the Company’s stock in the IPO ; they purported to bring a securities class action on behalf of all purchasers of the Company’s stock  pursuant to the Registration Statement and Prospectus issued in connection with the Company’s November 14, 2019 IPO.  Lifting allegations freely from the FirstFire case complaint, the State Case Complaint is vague about alleged misrepresentation and material omissions, detailing instead a supposed chronology of events leading to the Company’s voluntary decision to delist its stock from NASDAQ following some business setbacks in early 2020. The Company announced in an 8K filed on February10, 2020 that it was voluntarily delisting from NASDAQ.  Although YayYo obviously admits that its stock was delisted on NASDAQ, Company has denied liability and asserts that it accurately and completely disclosed all materially adverse facts and occurrences in its Registration Statement, related public filings and other public statements, and the Complaint’s alleged violations of Sections 11 & 15 of the Securities Act of 1933 are baseless.  If the mediation is unsuccessful, YayYo intends to vigorously defend the lawsuit as it entirely lacks merit. The litigation is presently stayed

Jason Hamlin v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8235 (SVW) and William Koch v. YayYo, Inc., Ramy El-Batrawi, et al, 20-cv-8591 (SVW)(now consolidate in “In re YayYo Securities Litigation”)

These two copy-cat actions were filed on September 9, 2020 and September18, 2020, respectively, in the United States District Court for the Central District of California, both cases as purported class actions.  Plaintiffs Jason Hamlin   and William Koch each claim to have purchased the Company’s stock “traceable to the IPO” and like plaintiffs Vanbecelaere and Rung in the state court actions, purport to bring a securities class action pursuant to Sections 11 & 15 of the Securities Act of 1933  on behalf of all purchasers of the Company’s stock.  The first amended complaint alleges false statements and material omissions of material fact in connection with the Registration Statement and Prospectus issued in connection with the Company’s November 14, 201 9 initial stock offering (IPO).  The defendants include directors of the company and the Underwriters to the IPO, Westpark Capital and Aegis Capital Corp.  The federal court has consolidated the two matters for all purposes, and an initial status conference has been scheduled and held. As with the Vanbecelaere state court case, the Company denies liability and asserts that it accurately and completely disclosed all materially adverse facts, events and occurrences in its Registration Statement and related public filings, and the complaint’s alleged violations of Sections 11 & 15 of the Securities Act of 1933 are baseless.   The Company intends to vigorously defend the lawsuit in federal court.  All the securities lawsuits, in both federal and state court, are presently stayed pending the outcome of this mediation.

Konop v. El-Batrawi, 1:20-cv-1379- MN (Filed in Del. District Court)

Finally, on October 12, 2020 another cookie cutter complaint was filed in Delaware District Court, which has now been transferred to the U.S. District Court for the Central District of California, and assigned as a related case to Judge Wilson who, as noted, has the pending federal securities action assigned to him.  Although styled as a “Derivative action” the complaint in Konop is another cut-and-paste job based on the original FirstFire complaint filed in the SDNY.  It recites a litany of false allegations of mismanagement by YayYo’s principal, Mr. El-Batrawi and members of the Board of Directors, and purports to sue for damages caused by poor management by the officers and directors.  The allegations of the complaint are spurious and no damages can or will be proved at trial.

Uptick Media v. YayYo, Inc.,  AAA Arbitration pending in New York

Plaintiff a consulting  firm based in New York and Miami entered into a “consulting agreement” with the company in 2017 in which Uptick promised to deliver strategic services and other professional services to YayYo in exchange for $5,000 in cash and $100,000 worth of stock.  They never provided any consultation or services or advice and the contract was not renewed.  Uptick is suing the company for $100,000 in stock claiming breach of contract.  The Company has denied liability on the basis of non-performance.  This dispute is being arbitrated by AAA in New York.

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

EVMO, INC. (Registrant)

By:	/s/ Stephen Sanchez
Stephen Sanchez, Chief Executive Officer

/s/ Ryan Saathoff
Ryan Saathoff, Chief Financial Officer

Date:	May 17, 2021

