Form 10-Q
period 2021-06-30
EVmo, Inc.
filed 2021-08-16
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _______

Commission File Number: 001-39132

EVMO,INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

38,505,554 shares of Common Stock, $0.000001 par value, as of August 13, 2021

ii

PART I – FINANCIAL INFORMATION

Item 1.

EVmo, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash	$162,727	$72,890
Accounts receivable	428,623	119,239
Prepaid expenses	171,405	23,861
Deferred offering costs	251,918	-
Total current assets	1,014,673	215,990

Property and equipment, net	46,471	1,908
Rental vehicles, net	8,010,050	6,196,433
Right of use asset	210,763	-
Other assets	200,000	200,000
TOTAL ASSETS	$9,481,957	$6,614,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (including $546,746 and $590,176 to related party)	$2,274,029	$1,157,299
Accrued expenses	103,067	961,704
Convertible note payable, (net of discount of $1,103,849 and $0)	1,146,151	-
Notes payables, current (net of discount of $0 and $1,973)	611,880	666,132
Customer deposit - related party	-	150,000
Advance from related parties	-	100,000
Finance lease obligations, current	1,532,320	1,426,425
Operating lease obligations, current	133,559	-
Total current liabilities	5,801,006	4,461,560

Note payable, net of current portion	148,863	149,414
Finance lease obligations, net of current portion	1,554,858	926,453
Operating lease obligations, net of current portion	87,615	-
TOTAL LIABILITIES	7,592,342	5,537,427

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 35,387,524 and 31,981,374 shares issued and outstanding	35	32
Additional paid-in capital	36,817,909	29,750,864
Accumulated deficit	(34,928,329)	(28,673,992)
Total stockholders’ equity	1,889,615	1,076,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,481,957	$6,614,331

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$2,652,083	$1,580,555	$4,946,615	$3,328,197

Cost of revenue	1,915,294	1,295,059	3,696,197	2,696,350

Gross profit	736,789	285,496	1,250,418	631,847

Operating expenses:
Selling and marketing expenses	64,816	79,133	230,564	210,642
Product development	50,766	-	60,266	-
General and administrative expenses	1,493,494	861,410	2,932,595	2,757,616
Total operating expenses	1,609,076	940,543	3,223,425	2,968,258

Loss from operations	(872,287)	(655,047)	(1,973,007)	(2,336,411)

Other income (expense):
Interest and financing costs	(964,387)	(67,795)	(4,289,330)	(147,651)
Gain on forgiveness of debt	-	-	8,000	-
Total other income (expense)	(964,387)	(67,795)	(4,281,330)	(147,651)

Net loss	$(1,836,674)	$(722,842)	$(6,254,337)	$(2,484,062)

Weighted average shares outstanding :
Basic	35,333,924	31,064,184	34,364,066	30,245,994
Diluted	35,333,924	31,064,184	34,364,066	30,245,994

Loss per share
Basic	$(0.05)	$(0.02)	$(0.18)	$(0.08)
Diluted	$(0.05)	$(0.02)	$(0.18)	$(0.08)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	31,981,374	$32	$29,750,864	$(28,673,992)	$1,076,904

Issuance of common stock for cash	100,000	-	50,000	-	50,000
Issuance of common stock for exercise of stock options	35,000	-	15,400	-	15,400
Issuance of common stock for cashless exercise of stock options	960,550	1	(1)	-	-
Issuance of common stock for settlement of litigation	225,000	-	1,103,750	-	1,103,750
Issuance of common stock for conversion of convertible debt	1,000,000	1	499,999	-	500,000
Issuance of common stock for settlement agreement	825,000	1	3,240,599	-	3,240,600
Issuance of common stock for financing cost	600	-	1,440	-	1,440
Beneficial conversion feature associated with convertible debt	-	-	30,000	-	30,000
Stock option expense	-	-	193,587	-	193,587
Net loss	-	-	-	(4,417,663)	(4,417,663)

Balance, March 31, 2021	35,127,524	35	34,885,638	(33,091,655)	1,794,018

Issuance of common stock for exercise of stock options	260,000	-	71,700	-	71,700
Issuance of common stock for settlement of litigation				-	-
Issuance of common stock for conversion of convertible debt				-	-
Issuance of common stock for settlement agreement				-	-
Issuance of common stock for financing cost				-	-
Beneficial conversion feature associated with convertible debt	-	-	810,634	-	810,634
Value of warrants issued with convertible debt	-	-	488,133	-	488,133
Fair value of warrants issued for financing costs	-	-	457,417	-	457,417
Stock option expense	-	-	104,387	-	104,387
Net loss	-	-	-	(1,836,674)	(1,836,674)

Balance, June 30, 2021	35,387,524	$35	$36,817,909	$(34,928,329)	$1,889,615

Balance, December 31, 2019	29,427,803	$29	$28,735,894	$(25,171,915)	$3,564,008

Stock option expense	-	-	457,242	-	457,242
Net loss	-	-	-	(1,761,220)	(1,761,220)

Balance, March 31, 2020	29,427,803	29	29,193,136	(26,933,135)	2,260,030

Issuance of common stock for cash	2,553,571	3	274,997		275,000
Net loss	-	-	-	(722,842)	(722,842)

Balance, June 30, 2020	31,981,374	$32	$29,468,133	$(27,655,977)	$1,812,188

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,254,337)	$(2,484,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	995,123	669,367
Stock option expense	297,974	457,242
Amortization of debt discounts	476,891	19,906
Common stock issued for financing costs	1,440	-
Common stock issued for settlement agreement	3,240,600	-
Gain on forgiveness of debt	(8,000)	-
Fair value of warrants issued for financing costs	457,417	-
Operating lease expense	47,458	-
Changes in operating assets and liabilities:
Accounts receivable	(309,384)	15,769
Prepaid expenses	(147,544)	233,496
Accounts payable	1,308,562	789,267
Accrued expenses	(163,637)	(40,184)
Customer deposit - related party	(150,000)	-
Operating lease liability	(37,047)	-
Net cash used in operating activities	(244,484)	(339,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,051)	-
Net cash used in investing activities	(47,051)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	275,000
Proceeds from exercise of stock options	87,100	-
Proceeds from advance from related parties	503,766	150,000
Repayment of advance from related parties	(603,766)	(150,000)
Proceeds from convertible note payable	2,500,000	-
Proceeds from notes payable	-	342,675
Repayment of notes payable	(48,776)	-
Repayment of finance lease obligations	(2,071,952)	(1,431,665)
Payment of deferred offering costs	(35,000)	-
Net cash provided by (used in) financing activities	381,372	(813,990)

NET INCREASE (DECREASE) IN CASH	89,837	(1,153,189)

CASH, BEGINNING OF PERIOD	72,890	1,256,429

CASH, END OF PERIOD	$162,727	$103,240

CASH PAID FOR:
Interest	$102,446	$127,745
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$1,103,750	$-
Finance lease obligations	$3,705,417	$2,246,285

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

EVmo, Inc. (the “Company”) was organized on June 21, 2016 under the laws of the state of Delaware as a limited liability company. It subsequently converted to a C corporation, also incorporated in Delaware, named YayYo, Inc. On September 11, 2020, the Company changed its name to Rideshare Rental, Inc. and on March 1, 2021, the Company again changed its name, this time to EVmo, Inc. The Company’s principal business is to rent vehicles to drivers who work for ridesharing Transportation Network Companies (“TNCs”) such as Uber and Lyft, as well as to drivers in the delivery gig-economy that work for companies such as DoorDash and GrubHub.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

Risk and Uncertainties

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on our cash flows, but we then saw a positive upward movement in revenue during the second half of 2020, which has continued into the first half of 2021. As of the date of this quarterly report, several vaccinations for COVID-19 have received emergency-use authorization from the Food and Drug Administration and many of the lockdown restrictions imposed by state and local governments have abated. Still, the pandemic has not yet ended, and there have been multiple waves where infections, hospitalizations, and deaths have sharply increased. Most recently, variants of the original virus have been identified, and many Americans have resisted obtaining one of the vaccinations, both of which have resulted in increases in the aggregate number of infections. We therefore cannot predict the ultimate impact that COVID-19 may have on our business over the entirety of this year, and possibly beyond.

Interim financial statements

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Distinct Cars, LLC and RideShare Car Rentals, LLC. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

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

Long-Lived Assets

The Company applies the provisions of the Financial Standards Accounting Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2021, the Company determined that no impairment charge was necessary.

Revenue Recognition

The Company recognizes all of its material revenue from renting its fleet of cars to TNC drivers. Revenue is recognized based on the rental agreements, which are generally entered into on a weekly basis. The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue From Contracts with Customers. Generally, this enables us to both recognize revenue when we have satisfied our obligations under our rental agreement, i.e. when we have provided the vehicle to our renter, and to recognize the entire amount we expect to receive pursuant to the agreement, including estimates.

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

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, as well as non-employees, which is permitted under ASC 718. There were 2,006,250 warrants and 1,515,000 options outstanding as of June 30, 2021 and 1,631,250 warrants and 716,000 options outstanding as of June 30, 2020.

Basic and Diluted Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of the Company’s common stock, par value $0.000001 (the “Common Stock”) at the average market price during the period. Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. There were 3,521,250 and 2,347,250 potentially dilutive options and warrants outstanding at June 30, 2021 and 2020, respectively, and 750,000 shares potentially issuable upon the conversion of an outstanding convertible note at June 30, 2021.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the six months ended June 30, 2021 and 2020 were $230,564 and $210,642, respectively.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

At June 30, 2021 and December 31, 2020, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC 740 Income Taxes. This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and EPS for convertible instruments and contract in an entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, which includes the Company, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements, and whether it intends to early adopt.

Management does not believe that any recently issued, but not yet effective, accounting updates could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Property and Equipment

At June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020

Computer equipment	$6,046	$6,046
Office furniture	17,401	-
Leasehold improvement	29,650	-
	53,097	6,046
Less accumulated depreciation	(6,626)	(4,138)
Equipment, net	$46,471	$1,908

Depreciation expense for equipment for the six months ended June 30, 2021 and 2020 was $2,488 and $744, respectively.

Note 4 – Rental Vehicles

At June 30, 2021 and December 31, 2020, all of the Company’s rental vehicles consisted of the following:

	June 30,	December 31,
	2021	2020

Rental vehicles	$11,874,137	$9,067,885
	11,874,137	9,067,885
Less accumulated depreciation	(3,864,087)	(2,871,452)
Rental vehicles, net	$8,010,050	$6,196,433

The Company’s leased assets, consisting of vehicles, are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the six months ended June 30, 2021 and 2020 was $992,635 and $668,623, respectively. The lease terms are generally for 30 to 36 months and the Company has the right to purchase the leased assets at the end of the lease terms for generally a nominal amount.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Note 5 – Notes Payable

Notes payable at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured (A)	$304,667	$304,667
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $731 after 24 months from funding and is due 30 years from the date of issuance.	148,863	149,414
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in the amount of $192,775. The loan has terms of 24 months and accrues interest at 1% per annum. During the year ended December 31, 2020, $184,775 of this loan has been forgiven as provided for in the CARES Act.	-	8,000
Notes payable to a finance company, default interest at 14% per annum; monthly principal payments ranging from $10,000 to $40,000 with unpaid principal due on December 15, 2021	307,213	355,438
Total notes payable	760,743	817,519
Unamortized debt discount	-	(1,973)
Notes payable, net discount	760,743	815,546
Less current portion	(611,880)	(666,132)
Long-term portion	$148,863	$149,414

(A)	In connection with the issuance of these notes payable in 2018 and 2017, the Company also issued an aggregate of 24,050 shares of its Common Stock to these note holders as additional incentive to make the loans. The aggregate fair value of these shares of Common Stock was $119,875 and was recorded as a discount on the note payable and as additional paid-in-capital. The discount of $119,875 is being amortized over the term of the notes payable. During the six months ended June 30, 2021 and 2020, $1,973 and $19,906, respectively, was charged to interest expense as amortization of the discounts, with an unamortized balance of $0 at June 30, 2021.

A roll-forward of notes payable from December 31, 2020 to June 30, 2021 is below:

Notes payable, December 31, 2020	$815,546
Forgiveness of note payable	(8,000)
Repayments	(48,776)
Amortization of debt discounts	1,973
Notes payable, June 30, 2021	$760,743

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Note 6 – Convertible Notes

On January 8, 2021, the Company, issued a stand-alone $500,000 convertible promissory note to Mr. John Gray, principal of one of the Company’s largest stockholders, the Gray Mars Venus Trust, Arizona 2015, an Arizona asset management limited partnership. The convertible note accrued interest at a fixed rate of 6% and had a maturity date of January 6, 2022. Any unpaid principal balance on the convertible note could be converted at any time, at the option of Mr. Gray, into shares of Common Stock at a price of $0.50 per share. The Company recorded a beneficial conversion feature associated with this convertible note of $30,000, which was recorded as a debt discount. On February 12, 2021, Mr. Gray converted the full amount of the convertible promissory note into 1,000,000 shares of Common Stock.

On April 12, 2021, the Company entered into a securities purchase agreement with a certain investor in connection with the issuance, as of that same date, of a 12.5% original issue discount convertible promissory note and a Common Stock purchase warrant. The note had an original principal amount of $2,250,000, with an original issue discount of $250,000. It bore interest at a fixed rate of 10%, was convertible into shares of Common Stock at a price of $3.00 per share (subject to adjustment as set forth in the note), and was to mature on January 12, 2022. The warrant grants the right to purchase 187,500 shares of Common Stock at an exercise price of $3.00, subject to adjustment as set forth therein, and is exercisable at any time within five years of the date of issuance. The agreement provides that additional warrants, each for 93,750 shares of Common Stock with an exercise price of $3.00 per share, will be issued by the Company to the investor on the 12th day of each month that the note remained outstanding. Both the note and the warrant include anti-dilution provisions in which the conversion price of the note and the exercise price of the warrant will be reduced to equal the conversion or exercise price, as applicable, of any subsequently-issued derivative security to acquire shares of Common Stock, or their equivalent, should that conversion or exercise price be lower than that of the note or the warrant. To account for the note and warrant, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible note. The estimated value of the warrants of $623,373 was determined using the Black-Scholes option pricing model and the following assumptions: a term of five years, a risk-free interest rate of .089%, a dividend yield of 0% and volatility of 190%. The face amount of the convertible note of $2,250,000 was proportionately allocated to the convertible note and the warrant in the amount of $1,761,866 and $488,134, respectively. Since the Company’s stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note of $810,633. The combined discount of $1,298,767 plus the original issue discount are recorded as a debt discount to the convertible note and are being amortized over the year life of the note.

Please see Note 13- Subsequent Events for a description of how the note described immediately above has since been cancelled, and Series B convertible preferred stock has been issued to the investor.

A roll-forward of convertible notes from December 31, 2020 to June 30, 2021 is below:

Convertible notes, December 31, 2020	$-
Issued for cash	2,500,000
Issued for original issue discount	250,000
Debt discount related to convertible notes	(1,578,767)
Conversion to Common Stock	(500,000)
Amortization of debt discounts	474,918
Convertible notes, June 30, 2021	$1,146,151

Note 7 – Financing Lease Obligations

Lease obligations at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020

Lease obligations	$3,087,178	$2,352,878
Less current portion	(1,532,320)	(1,426,425)
Long-term portion	$1,554,858	$926,453

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

A roll-forward of lease obligations from December 31, 2020 to June 30, 2021 is below:

Lease obligations, December 31, 2020	$2,352,878
New lease obligations	3,049,261
Disposal of leased vehicles	(243,009)
Payments on lease obligations	(2,071,952)
Lease obligations, June 30, 2021	$3,087,178

Future payments under lease obligations are as follows:

Twelve Months Ending June 30,
2022	$1,663,320
2023	1,099,666
2024	540,146
Total payments	3,303,132
Amount representing interest	(215,954)
Lease obligation, net	$3,087,178

Note 8 – Operating Lease Obligations

The Company determines whether a contract is or contains a lease at inception and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

The Company leases its corporate office space under an operating lease that expires in 2023. The Company accounts for this lease under the provisions of ASC Topic 842, Leases.

The table below presents the lease-related assets and liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2021:

		June 30,
	Classification on Balance Sheet	2021
Assets
Operating lease assets	Operating lease right of use assets	$210,763
Total lease assets		$210,763

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$133,559
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	87,615
Total lease liability		$221,174

Lease obligations at June 30, 2021 consisted of the following:

Twelve Months Ending June 30,
2022	$157,800
2023	92,050
Total payments	249,850
Less: imputed interest	(28,676)
Total obligation	221,174
Less: current portion	(133,559)
Non-current capital leases obligations	$87,615

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

The lease expense for the six months ended June 30, 2021 was $63,010. The cash paid under operating leases for the six months ended June 30, 2021 was $52,600. At June 30, 2021, the weighted-average remaining lease term was 1.51 years and the weighted-average discount rate was 15%.

Note 9 – Stockholders’ Equity

The Company authorized 100,000,000 shares of capital stock with consists of 90,000,000 shares of Common Stock, $0.000001 par value per share and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Common Stock

During the six months ended June 30, 2021, the Company:

●	issued 100,0000 shares of Common Stock to a member of the Company’s Board of Directors, in a negotiated transaction for $0.50 per share, or aggregate cash consideration of $50,000;
●	issued 295,000 shares of Common Stock for the exercise of 295,000 stock options for cash consideration of $87,100;
●	issued 960,550 shares of Common Stock for the cashless exercise of 1,000,000 stock options;
●	issued 600 shares of Common Stock to an investor in connection with a prior note payable agreement;
●	issued 1,000,000 shares of Common Stock in connection with the conversion of a convertible note payable for $500,000;
●	issued an aggregate of 225,000 shares of Common Stock in connection with legal settlements. The shares were valued at $1,103,750 which was based on the market price of the Common Stock on the grant date; and
●	issued 825,000 shares to Acuitas Group Holdings, LLC, (“Acuitas”) which is now the Company’s largest shareholder, in connection with a settlement agreement between Acuitas and X, LLC, a limited liability company controlled by the Company’s former chief executive officer. The value of the shares was $3,240,600, which was based on the market price of the Common Stock at the date of the settlement agreement. The $3,240,600 was expensed as financing costs, as the dispute underlying the settlement agreement related to the anti-dilution of a prior investment in the Company by Acuitas.

Stock Options and Warrants

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	2,540,000	$0.22	4.52	$1,074,245
Granted	270,000	0.51
Forfeited	-	0.00
Exercised	(1,295,000)	0.230
Outstanding, June 30, 2021	1,515,000	$0.29	4.09	$2,769,275
Exercisable, June 30, 2021	772,500	$0.34	4.11	$1,390,384

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

The exercise price for options outstanding and exercisable at June 30, 2021:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
20,000	$0.210	15,000	$0.210
1,305,000	0.215	648,125	0.215
15,000	0.220	0	0.220
155,000	0.530	89,375	0.530
20,000	3.800	20,000	3.800
1,515,000		772,500

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	1,631,250	$4.08	2.38	$-
Granted	375,000	3.00
Forfeited	-
Exercised	-
Outstanding, June 30, 2021	2,006,250	$3.88	2.44	$-
Exercisable, June 30, 2021	2,006,250	$3.88	2.44	$-

The exercise price for warrants outstanding at June 30, 2021:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
375,000	$3.00
1,500,000	4.00
131,250	5.00
2,006,250

In connection with a convertible note discussed in Note 6, the Company has issued an aggregate of 187,500 warrants since the convertible note remained outstanding as of June 30, 2021. The fair value of the warrants was determined to be $451,415, using a Black-Scholes model, and has been recorded as financing costs in the accompanying statements of operations for the six months ended June 30, 2021. The Company used the following assumptions in determining the fair value:

Risk-free interest rate	0.76 – 0.87%
Expected life of the options	5 years
Expected volatility	190%
Expected dividend yield	0%

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Note 10 – Related Party Transactions

During the six months ended June 30, 2021 and 2020, the Company expensed $1,618,441 and $1,103,460, respectively, in insurance expense related to insuring the Company fleet of vehicles from an insurance brokerage firm whose owner is also a principal stockholder of the Company. At June 30, 2021 and December 31, 2020, $546,746 and $265,257, respectively, was owed to this insurance brokerage from and is included in accounts payable in the accompanying consolidated balance sheets.

The Company’s Executive Chairman, Terren S. Peizer, and its former chief executive officer (“CEO”), Ramy El-Batrawi, each made financial advances to the Company that were outstanding during the first six months of fiscal 2021. At December 31, 2020, the Company owed its former CEO $100,000. During the six months ended June 30, 2021, Mr. Peizer loaned the Company $503,767 and was repaid $503,767 and Mr. El-Batrawi was repaid the $100,000 outstanding from fiscal 2020. At June 30, 2021, the Company owed its Executive Chairman and its former CEO $0 and $0, respectively.

Note 11 – Contingencies

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business. Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. The Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows, other than those described below.

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

A complaint was filed on March 5, 2020, in the Los Angeles Superior Court by plaintiff Anthony Davis, who was hired by the Company as its CEO and as a director on or about December 2016. Mr. Davis’s employment with the Company ended after several months. As part of his compensation, Mr. Davis alleges that he expected to receive stock options in the Company. In his pleadings, Mr. Davis admits that he resigned from his executive officer and director positions, but asserts that he did not receive certain compensation in the form of stock options (he has also included a claim for wage and hour violations). The Company denies liability and has asserted that it has paid Mr. Davis all amounts due to him under his employment agreement, while also asserting that Mr. Davis failed to exercise his stock options before they expired on December 31, 2018. The Company has filed a demurrer to the first amended complaint, which is expected to be heard on September 8, 2021 in Superior Court. The Company’s position is that the lawsuit entirely lacks merit, and intends to defend it vigorously.

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 and Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066 (Vanbecelaere)(hereafter the “State Cases”)

On July 22 and July 23, 2020, respectively, two actions were filed in the Los Angeles Superior Court. The complaints underlying the State Cases differ only by a few words and some random punctuation marks, and are therefore virtually identical. Plaintiffs Ivan Rung and Michael Vanbecelaere each claimed to have purchased the Common Stock as part of the Company’s initial public offering (the “IPO”); they purport to bring a securities class action on behalf of all purchasers of the Common Stock pursuant to the registration statement and prospectus filed with the SEC and distributed in connection with the Company’s IPO, which was launched on November 14, 2019. The State Case complaints allege misrepresentations and material omissions in the SEC filings in violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The Company has and continues to vigorously deny any and all liability and asserts that the State Cases are baseless. It is the Company’s firm position that it accurately and completely disclosed all material facts and circumstances in its SEC filings relating to the IPO, and subsequently in its periodic SEC reports, including those that were potentially adverse to the Company’s operations and business prospects. The State Cases litigation is presently stayed pending the outcome of the federal securities case discussed below (Hamlin v. YayYo, Inc.)

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Jason Hamlin v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8235 (SVW) and William Koch v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8591 (SVW)(now consolidated as “In re YayYo Securities Litigation”)

These two actions were filed on September 9, 2020 and September 18, 2020, respectively, in the United States District Court for the Central District of California. Plaintiffs Jason Hamlin and William Koch each claim to have purchased the Common Stock as part of the IPO and, like the plaintiffs in the State Cases, purport to bring a securities class action pursuant to Sections 11 and 15 of the Securities Act, as well as and Section 17(a) and 10(b)(5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on behalf of all purchasers of the Common Stock in the IPO. The first amended complaint, like the State Cases, alleges false statements and material omissions of material fact in connection with the SEC filings distributed in connection with the IPO. The defendants include directors of the Company and the underwriters of the IPO, WestPark Capital, Inc. (“WestPark”) and Aegis Capital Corp. The federal court has consolidated the two matters for all practical purposes. As with the State Cases, the Company denies liability and asserts that it accurately and completely disclosed all material facts and circumstances in its SEC filings, and that the complaint’s alleged violations of securities laws are baseless. The Company’s motion for judgment on the pleadings was recently denied, and the plaintiff’s motion for class action certification is presently pending. The Company intends to vigorously defend the lawsuit in federal court. The Court has set a trial date of October 5, 2021.

Konop v. El-Batrawi, et al., 1:20-cv-1379- MN (Filed in Del. District Court)

On October 12, 2020 a complaint was filed in Delaware District Court, which has since been transferred to the U.S. District Court for the Central District of California, and assigned as a related case to the judge in the pending federal securities action described immediately above. This case is a purported shareholder derivative action, which alleges that the Company’s executive officers and directors at the time of its IPO made false and misleading statements relating the Company’s business, operations, and future prospects and that the directors breached their fiduciary duties in doing so. The Company believes that the allegations of the complaint are spurious and will vigorously defend the case at trial.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Note 12 – Settlements

FirstFire Settlement

On February 11, 2021, the Company, entered into a settlement agreement and mutual release (the “Settlement Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), relating to a pending action in the U.S. District Court in the Southern District of New York, FirstFire Global Opportunities Fund, LLC v. WestPark Capital, Inc. et. al., No. 1:20-cv-03327-LLS. The other parties to the Settlement Agreement were the Company’s co-defendants in the litigation, WestPark, Mr. Richard A. Rappaport and Mr. Ramy El-Batrawi, former chief executive officer of the Company.

This litigation was commenced by FirstFire in April 2020 and subsequently amended in December 2020. FirstFire was a subscriber to the Company’s IPO. It alleged in the litigation that the Company and the other named defendants had, in connection with the IPO and the registration statement on Form S-1 filed thereto, committed violations of Sections 11, 12(a) and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act. Each of the Company, WestPark, Mr. Rappaport and Mr. El-Batrawi vigorously denied and disputed these allegations.

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

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

The Company and SRAX mutually agreed to keep the material terms of this settlement confidential, subject to disclosure as required by applicable law or regulation.

Note 13 – Subsequent Events

The Company has evaluated subsequent events through August 13, 2021. The Company has determined there were no subsequent events that require recognition or disclosure in the financial statements, except as discussed below.

During the two months subsequent to June 30, 2021, the Company has issued an aggregate of 187,500 warrants pursuant to the terms of the convertible note agreement discussed in Note 6.

On July 9, 2021 (the “Closing Date”), the Company entered into a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) with EICF Agent LLC (“EICF”), as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender (the “Lender”), providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million (collectively, the “Term Loans”), consisting of a $7.5 million closing date term loan facility (the “Closing Date Term Loan”) and up to $7.5 million of borrowings under a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”). The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility is available upon the satisfaction of certain conditions precedent specified in the Term Loan Agreement. The Term Loan Agreement matures on July 9, 2026. Borrowings under the Term Loan Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin of 10.0%. As a condition precedent to the Agent and the Lender entering into the Term Loan Agreement, the Company issued to the Lender a common stock purchase warrant, dated as of the Closing Date (the “Warrant”), which grants the Lender the right to purchase up to 1.5 million shares of the common stock of the Company, par value $0.000001 (the “Common Stock”), at an exercise price of $2.10, subject to adjustment as set forth in the Warrant. The Warrant is subject to vesting, with 450,000 shares of Common Stock exercisable as of the Closing Date and the remainder exercisable only in the event that the Company borrows under the Delayed Draw Term Loan Facility or fails to consummate a qualifying equity transaction on or before October 7, 2021. The Warrant has no expiration date.

In connection with the Company’s entry into the Term Loan Agreement, the Company entered into an exchange agreement, dated as of July 8, 2021 (the “Exchange Agreement”), with the holder (the “Holder”) of the Company’s 12.5% OID convertible promissory notes (see Note 6) due January 12, 2022 issued on April 12, 2021 (the “Prior Notes”).

Pursuant to the Exchange Agreement, the Holder agreed to exchange the Prior Notes for 230,375 shares of Series B convertible preferred stock, par value $0.000001 per share (the “Preferred Stock”), and a warrant (the “Exchange Warrant”). The Exchange Warrant grants the Holder the right to purchase 93,750 shares of Common Stock at an exercise price of $3.00, subject to adjustment as set forth therein. The Exchange Warrant is exercisable in full at any time within five (5) years of the date of issuance. Additional warrants on substantially identical terms as the Exchange Warrant will be issued by the Company to the Holder monthly until such time as the Preferred Stock is redeemed in full, upon which a final warrant will be issued.

The Preferred Stock is convertible at any time at the option of the holder thereof into if not previously converted into shares of Common Stock at an initial conversion price of $3.00 per share, subject to adjustment as set forth in the Certificate of Designation (as defined below).

The Preferred Stock is subject to mandatory redemption in full at a redemption price initially equal to $10.00 per share, within 15 business days after the date on which the Company has completed an equity financing resulting in total proceeds of at least $10 million. At any time after January 12, 2022, provided that the Company has paid in full all obligations outstanding under the Term Loan Agreement, the holders of a majority of the outstanding shares of Preferred Stock shall be entitled to require the Company to redeem the Preferred Stock at the then applicable redemption price, and any such redemption of Preferred Stock shall be prior and superior to the redemption of any and all other equity securities of the Company duly tendered for redemption.

If at any time while the Preferred Stock is outstanding, the Company completes any single public offering or private placement of its equity, equity-linked or debt securities (each, a “Future Transaction”), the holders of the Preferred Stock may, in their sole discretion, elect to apply all, or any portion, of the then outstanding Preferred Stock and any accrued but unpaid dividends, as purchase consideration for such Future Transaction. The conversion price applicable to such conversion shall equal seventy percent (70%) of the cash purchase price paid per share, unit or other security denomination for the securities of the Company issued to other investors in the Future Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q may contain “forward-looking statements,” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar references to future periods. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Any forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business, which involves judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe our assumptions underlying any forward-looking statements are reasonable, they could prove to be inaccurate and therefore, there can be no assurance that forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us that our objectives and plans will be achieved.  Our actual results may differ materially from those anticipated in any forward-looking statements as a result of various factors. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Our Corporate History and Background

The Company was organized in Delaware on June 21, 2016 as a limited liability company under the name “YayYo, LLC.” It subsequently converted into a Delaware corporation and all of YayYo, LLC’s liabilities and assets were assumed by the Company. On September 11, 2020, the Company changed its name to Rideshare Rental, Inc. and on March 1, 2021, the Company again changed its name, this time to EVmo, Inc.

The Company is a holding company operating through its principal wholly-owned subsidiaries, Distinct Cars, LLC (“Distinct Cars”) and Rideshare Car Rentals, LLC (“Rideshare Car Rentals”).

Rideshare Car Rentals is an online rideshare vehicle booking platform designed to service the ridesharing economy, i.e. the Rideshare Platform, particularly ridesharing companies such as Uber and Lyft and delivery-gig companies like DoorDash and GrubHub. Distinct Cars maintains a fleet of standard and, increasingly, electric passenger vehicles available for rent to drivers in both the ridesharing and delivery-gig industries. The Company seeks to turn over its entire vehicle fleet to electric vehicles over the next several years in order to become the leading provider of electric rental vehicles to drivers in the ridesharing and delivery-gig economies.

On March 16, 2018, we completed an offering under Regulation A+ of the Securities Act, which was qualified by the SEC on March 15, 2017, and sold a total of 365,306 shares of Common Stock. We received cash proceeds of $1.8 million, net of commissions and other costs associated with the gross offering proceeds or payable by us.

On November 15, 2019, the Company effected its IPO, selling 2,625,000 shares of Common Stock at $4.00 per share, for gross proceeds, before underwriting discounts and commissions and expenses, of $10.5 million, and our Common Stock was then listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “YAYO.”

On February 10, 2020, the Company notified Nasdaq of its intent to voluntarily delist its Common Stock from Nasdaq. In connection therewith, the Company filed a Form 25 with the SEC on February 20, 2020. The Company elected to effect the voluntary delisting of its Common Stock after discussions with Nasdaq’s staff, and based on the determination of the Company’s board of directors that voluntarily delisting the Common Stock from Nasdaq was in the best interests at that time of the Company and its stockholders. Following delisting from Nasdaq, the Common Stock has traded on the Pink Open Market, still under the trading symbol, “YAYO.”

Impact of COVID-19 on our business

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on our cash flows, but we then saw a positive upward movement in revenue during the second half of 2020, which has continued into the first half of 2021. As of the date of this quarterly report, several vaccinations for COVID-19 have received emergency-use authorization from the Food and Drug Administration and many of the lockdown restrictions imposed by state and local governments have abated. Still, the pandemic has not yet ended, and there have been multiple waves where infections, hospitalizations, and deaths have sharply increased. Most recently, variants of the original virus have been identified, and many Americans have resisted obtaining one of the vaccinations, both of which have resulted in increases in the aggregate number of infections. We therefore cannot predict the ultimate impact that COVID-19 may have on our business over the entirety of this year, and possibly beyond.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its principal wholly-owned subsidiaries, Distinct Cars and RideShare Car Rentals. All significant intercompany transactions and balances have been eliminated.

Consolidated Results of Operations—Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Total Revenues.

Revenue for the three months ended June 30, 2021 was $2,652,083, an increase of $1,071,528 or 67.8% compared to revenue for the three months ended June 30, 2020 of $1,580,555. The increase is principally due to an increase in rentals of our vehicle fleet. During the three months ended June 30, 2021, the average weekly rental income per vehicle placed in service was $413 compared to $292 for the same period in 2020. Our revenues declined in March-April of 2020 due to the impact of COVID-19 and began to recover in May-June 2020. Our revenue since June 2020 has now exceeded pre-COVID-19 levels, but there is no assurance that this trend will continue.

Cost of Revenues.

The principal components of costs of revenue are depreciation of our fleet vehicles, vehicle insurance, and vehicle maintenance.

Cost of revenues for the three months ended June 30, 2021 was $1,915,294, an increase of $620,235 or 49.9% compared to cost of revenues for the three months ended June 30, 2020 of $1,295,059. The increase is due to higher depreciation expense and insurance expense due to an increase in fleet size. For the three months ended June 30, 2021 and 2020 our cost of revenue was 72.2% and 81.9% of our revenue, respectively. The decrease in the cost of revenue as a percentage of revenue is due to higher weekly rental rates.

Selling and Marketing Expenses.

Selling and marketing expenses for the three months ended June 30, 2021 were $64,816, representing a decrease of $14,317 or 18.1% over the three months ended June 30, 2020 of $79,133. The decrease is due to a decrease in advertising to gig-economy drivers as we have maintained a high utilization rate for our vehicles.

General and Administrative Expenses.

General and administrative expenses for the three months ended June 30, 2021 were $1,493,494, representing an increase of $632,084 or 73.4% over the three months ended June 30, 2020 of $861,410. The increase is principally due to higher professional fees, salaries and stock option expense during the three months ended June 30, 2021.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2021 were $1,609,076, representing an increase of $668,533 or 71.1% compared to the three months ended June 30, 2020 of $940,543. The increase is due to the reasons described immediately above.

Interest expense and financing cost

Interest and financing expenses for the three months ended June 30, 2021 were $964,387 compared to $67,795 for the three months ended June 30, 2020. The increase in interest and financing cost for the three months ended June 30, 2021 was due to amortization of debt discounts and issuance of additional warrants associated with the $2.250 million convertible note.

Net Loss

The net loss for the three months ended June 30, 2021 was $1,836,674, representing an increase of $1,113,832 or 154.1% compared to the three months ended June 30, 2020 of $722,842. The increase is due to the higher total operating expenses described above.

Consolidated Results of Operations—Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Total Revenues.

Revenue for the six months ended June 30, 2021 was $4,946,615, an increase of $1,618,418 or 48.6% compared to revenue for the six months ended June 30, 2020 of $3,328,197. The increase is principally due to an increase in rentals of our vehicle fleet. During the six months ended June 30, 2021, the average weekly rental income per vehicle placed in service was $409 compared to $309 for the same period in 2020.

Our revenues declined in March- April of 2020 due to the impact of COVID-19 and began to recover in May-June 2020. Our revenue since June 2020 has now exceeded pre-COVID-19 levels, but there is no assurance that this trend will continue.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance, and vehicle maintenance.

Cost of revenues for the six months ended June 30, 2021 was $3,696,197, an increase of $999,847 or 37.1% compared to cost of revenues for the six months ended June 30, 2020 of $2,696,350. The increase is due to higher depreciation expense and insurance expense due to an increase in fleet size. For the six months ended June 30, 2021 and 2020 our cost of revenues was 74.7% and 81.0% of our revenue, respectively. The decrease in the cost of revenue as a percentage of revenue is due to higher weekly rental rates.

Selling and Marketing Expenses.

Selling and marketing expenses for the six months ended June 30, 2021 were $230,564, representing an increase of $19,922 or 9.5% over the six months ended June 30, 2020 of $210,642. The increase is due to an increase in advertising our rentals to gig-economy drivers.

General and Administrative Expenses.

General and administrative expenses for the six months ended June 30, 2021 were $2,932,595, representing an increase of $174,979 or 6.3% over the six months ended June 30, 2020 of $2,757,616. The increase is principally due to higher professional fees and salaries offset by a decrease in stock option expense during the six months ended June 30, 2021.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2021 were $3,223,425, representing an increase of $255,167 or 8.6% compared to the six months ended June 30, 2020 of $2,968,258. The increase is due to the reasons described immediately above.

Interest expense and financing cost

Interest and financing expenses for the six months ended June 30, 2021 were $4,289,330 compared to $147,651 for the six months ended June 30, 2020. The increase in interest and financing cost for the six months ended June 30, 2021 was due to the issuance of 825,000 shares of Common Stock to Acuitas, now the Company’s largest shareholder, in connection with a settlement agreement between it and X, LLC, a limited liability company controlled by the Company’s former CEO. The value of the shares was $3,240,600, which was based on the market price of the Common Stock at the date of the settlement agreement. The $3,240,600 was expensed as financing costs, as the dispute underlying the settlement agreement related to the anti-dilution of a prior investment in the Company by Acuitas. Also, the increase is due to amortization of debt discounts and issuance of additional warrants associated with the $2.250 million convertible note.

Gain on Forgiveness of Debt

Gain on forgiveness of debt for the six months June 30, 2021 was $8,000 as compared to $0 for the same period in 2020, as, during the six months ended June 30, 2021, the remaining amount we received under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act was forgiven.

Net Loss

The net loss for the six months ended June 30, 2021 was $6,254,337, representing an increase of $3,770,275 or 151.8% compared to the six months ended June 30, 2020 of $2,484,062. The increase is due to the higher total operating expenses described above.

Liquidity, Capital Resources and Plan of Operations

On November 15, 2019, our IPO of 2,625,000 shares of Common Stock was effected. Our public offering price was $4.00 per share. Total gross proceeds from the offering were $10,500,000, before deducting underwriting discounts and commissions and other offering expenses.

During the year ended December 31, 2020, we sold an aggregate of 2,553,571 shares of Common Stock to three investors for cash proceeds of $275,000, of which 125,000 shares was sold to a member of our Board of Directors for cash consideration of $25,000.

On January 8, 2021, we received $500,000 from a convertible note from one of our stockholders. The note was convertible into shares of Common Stock at $0.50 per share and was converted into 1,000,000 shares of Common Stock in February 2021.

On April 12, 2021, we entered into a securities purchase agreement with a certain investor in connection with the issuance of a 12.5% original issue discount convertible promissory note and a common stock purchase warrant. The note had an original principal amount of $2,250,000, with an original issue discount of $250,000. It bore interest at a fixed rate of 10%, was convertible into shares of common stock at a price of $3.00 per share (subject to adjustment as set forth in the note), and was to mature on January 12, 2022.

On July 9, 2021, we entered into a Term Loan Agreement with EICF Agent LLC, as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender, providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million, consisting of a $7.5 million closing date term loan facility and up to $7.5 million of borrowings under a delayed draw term loan facility. The initial term loan has been fully drawn, while the remainder is available upon the satisfaction of certain conditions precedent specified in the agreement. The Term Loan Agreement matures on July 9, 2026. Borrowings under the Term Loan Agreement bear interest at the LIBOR, plus a margin of 10.0%.

During the six months ended June 30, 2021, we sold 100,000 shares of Common Stock to a member of our Board of Directors for cash consideration of $50,000.

Current Assets, Liabilities and Working Capital.

At June 30, 2021, the Company’s current assets totaled $1,014,673, current liabilities totaled $5,801,006, and working capital was a deficit of $4,786,333. At December 31, 2020, the Company’s current assets totaled $215,990, current liabilities totaled $4,461,560, and working capital was a deficit of $4,245,570. As of June 30, 2021, the Company had $162,727 in cash. The Company used $244,484 of cash for operating activities for the six months ended June 30, 2021.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $2,377,096 and $2,119,003 as of June 30, 2021 and December 31, 2020, respectively, a decrease of $258,093 or 12.2%, due to Common Stock issued for legal settlements that were previously included in accrued expenses.

Since inception, our principal sources of operating funds have been proceeds from debt and equity financings, including the sale of our Common Stock to investors known to management and principal shareholders of the Company, our IPO in November 2019, and the Term Loan Agreement entered into in July 2021 described above. As of the date of this quarterly report, we expect that our current cash on hand will be sufficient to fund our existing operations and future business growth for at least the next twelve months. In addition to the July 2021 term loan, the Company is currently seeking to raise additional capital. If the Company is not successful in raising additional capital it may be forced to scale back, perhaps significantly, its business operations and growth plans.

Capital Expenditures

During the six months ended June 30, 2021, the Company had capital expenditures of $3,049,261 in leased vehicles. At June 30, 2021, most of the Company’s vehicles were financed with leases. At June 30, 2021 the Company had $11,874,137 of rental vehicles, net of accumulated depreciation in the amount of $3,864,087, totaling $8,010,050 in net rental vehicles. At December 31, 2020 the Company had $9,067,885 of rental vehicles, net of accumulated depreciation in the amount of $2,871,452, totaling $6,196,433 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The term for those rental vehicles that we lease is generally three years and the Company has the right to purchase the vehicles for $1 each at the end of the lease term.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 totaled $244,484, which was a decrease of $94,715 or 27.9% from the net cash used in operating activities of $339,199 for the same period in 2020. The decrease is principally due to the change in operating assets and liabilities, and non-cash expense items.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 totaled $47,051, which was an increase of $47,051 from $0 for the same period in 2020. The change is principally due to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 totaled $381,372, which was a change of $1,195,362 from the net cash used in financing activities of $813,990 for the same period in 2020. The change is principally due to cash received from the sale of Common Stock, the exercise of both stock options and a convertible note in 2021, offset by an increase in payments on financing lease obligations.

Current Plan of Operations

Our plan of operations is currently focused on the growth and ongoing development of our operating businesses: (i) the Rideshare Platform, offered through Rideshare Rentals, and (ii) our vehicle fleet, which is commercially available through Distinct Cars. We expect to incur substantial expenditures in the foreseeable future for the enhanced operations of our businesses and related, ongoing, internal research and development. Moreover, we have embarked on “EV strategy” in which we intend to replace our entire fleet of vehicles with all electric vehicles over the next several years. At this time, we cannot reliably estimate the timing or aggregate amount of all of the costs associated with these efforts.

The continuation of our expansion plan may require us to raise significant additional capital within a short period of time. The cash flow from our Rideshare Platform and particularly our Distinct Cars businesses and our existing capital resources are sufficient for us to continue our operations, but fully executing our future business plans may require significant additional capital, which we are currently seeking to raise.

We continually reevaluate our plan of operations to determine the manner in which we can most effectively utilize our resources. The timing of completion of any aspect of our plan of operations is highly dependent upon the ready availability of cash to implement that aspect of the plan and other factors beyond our control. There is no assurance that our current capital resources will be sufficient to continue to fund our ongoing operations, nor can there be any assurance that, if we require additional capital, we will successfully obtain it on favorable terms, or at all. The inadequacy of our existing capital or the inability to secure additional capital could have a material adverse effect on us, including the possibility that we would have to sell or forego a portion or all of our assets or cease operations. If we discontinue our operations, we may not have sufficient funds to pay any amounts to our stockholders.

If our operating businesses fail to achieve anticipated financial results, our existing capital will likely be depleted more quickly than we anticipate and our ability to raise additional capital in the future to fund our operations would likely be seriously impaired. If in the future we are not able to demonstrate favorable financial results or projections from our operating businesses, we may not be able to raise the capital we need to continue operations.

Similarly, because our working capital requirements depend upon numerous factors there can be no assurance that our current cash resources will be sufficient to fund our operations.

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

Revenue Recognition

The Company recognizes revenue primarily from renting its fleet of cars to drivers for TNC companies. The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers. Generally, this enables us to both recognize revenue when we have satisfied our obligations under our rental agreement, i.e. when we have provided the vehicle to our renter, and to recognize the entire amount we expect to receive pursuant to the agreement, including estimates.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of the pending legal proceedings that could be material to the Company, please see Note 11- Contingencies.

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

EVMO, INC. (Registrant)

By:	/s/ Stephen Sanchez
Stephen Sanchez, Chief Executive Officer

/s/ Ryan Saathoff
Ryan Saathoff, Chief Financial Officer

Date:	August 16, 2021

