Form 10-Q
period 2021-09-30
EVmo, Inc.
filed 2021-11-15
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

35,758,149 shares of Common Stock, $0.000001 par value, as of November 12, 2021

ii

PART I – FINANCIAL INFORMATION

Item 1.

EVmo, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash	$3,540,212	$72,890
Accounts receivable	635,736	119,239
Prepaid expenses	192,492	23,861
Deferred offering costs	479,330	-
Total current assets	4,847,770	215,990

Property and equipment, net	46,471	1,908
Rental vehicles, net	10,366,373	6,196,433
Right of use asset	180,860	-
Other assets	100,000	200,000
TOTAL ASSETS	$15,541,474	$6,614,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (including $670,047 and $590,176 to related party)	$2,849,876	$1,157,299
Accrued expenses	1,097,658	961,704
Notes payables, current (net of discount of $0 and $1,973)	156,225	666,132
Customer deposit - related party	-	150,000
Advance from related parties	-	100,000
Finance lease obligations, current	1,920,254	1,426,425
Operating lease obligations, current	138,630	-
Total current liabilities	6,162,643	4,461,560

Note payable, net of current portion (net of discount of $1,316,029 and $0)	6,027,746	149,414
Finance lease obligations, net of current portion	2,495,616	926,453
Operating lease obligations, net of current portion	50,996	-
TOTAL LIABILITIES	14,737,001	5,537,427

Commitments and contingencies	-	-

Series B Preferred stock, $0.000001 par value; 230,550 shares authorized; 230,375 and nil shares issued and outstanding	2,303,750	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 35,758,149 and 31,981,374 shares issued and outstanding	36	32
Additional paid-in capital	38,206,344	29,750,864
Accumulated deficit	(39,705,657)	(28,673,992)
Total stockholders’ equity	(1,499,277)	1,076,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,541,474	$6,614,331

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$2,724,180	$2,070,821	$7,670,795	$5,399,018

Cost of revenue	2,285,878	1,194,957	5,982,075	3,891,307

Gross profit	438,302	875,864	1,688,720	1,507,711

Operating expenses:
Selling and marketing expenses	26,565	113,904	257,129	324,546
Product development	46,500	-	106,766	-
General and administrative expenses	3,218,912	1,088,152	6,151,507	3,845,768
Total operating expenses	3,291,977	1,202,056	6,515,402	4,170,314

Loss from operations	(2,853,675)	(326,192)	(4,826,682)	(2,662,603)

Other income (expense):
Interest and financing costs	(2,007,194)	(65,292)	(6,296,524)	(212,943)
Other income	83,541	-	83,541	-
Gain on forgiveness of debt	-	-	8,000	-
Total other income (expense)	(1,923,653)	(65,292)	(6,204,983)	(212,943)

Net loss	$(4,777,328)	$(391,484)	$(11,031,665)	$(2,875,546)

Weighted average shares outstanding :
Basic	35,715,024	31,981,374	34,819,334	30,828,676
Diluted	35,715,024	31,981,374	34,819,334	30,828,676

Loss per share
Basic	$(0.13)	$(0.01)	$(0.32)	$(0.09)
Diluted	$(0.13)	$(0.01)	$(0.32)	$(0.09)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	31,981,374	$32	$29,750,864	$(28,673,992)	$1,076,904

Issuance of common stock for cash	100,000	-	50,000	-	50,000
Issuance of common stock for exercise of stock options	35,000	-	15,400	-	15,400
Issuance of common stock for cashless exercise of stock options	960,550	1	(1)	-	-
Issuance of common stock for settlement of litigation	225,000	-	1,103,750	-	1,103,750
Issuance of common stock for conversion of convertible debt	1,000,000	1	499,999	-	500,000
Issuance of common stock for settlement agreement	825,000	1	3,240,599	-	3,240,600
Issuance of common stock for financing cost	600	-	1,440	-	1,440
Beneficial conversion feature associated with convertible debt	-	-	30,000	-	30,000
Stock option expense	-	-	193,587	-	193,587
Net loss	-	-	-	(4,417,663)	(4,417,663)

Balance, March 31, 2021	35,127,524	35	34,885,638	(33,091,655)	1,794,018

Issuance of common stock for exercise of stock options	260,000	-	71,700	-	71,700
Issuance of common stock for settlement of litigation				-	-
Issuance of common stock for conversion of convertible debt				-	-
Issuance of common stock for settlement agreement				-	-
Issuance of common stock for financing cost				-	-
Beneficial conversion feature associated with convertible debt	-	-	810,634	-	810,634
Value of warrants issued with convertible debt	-	-	488,133	-	488,133
Fair value of warrants issued for financing costs	-	-	457,417	-	457,417
Stock option expense	-	-	104,387	-	104,387
Net loss	-	-	-	(1,836,674)	(1,836,674)

Balance, June 30, 2021	35,387,524	35	36,817,909	(34,928,329)	1,889,615

Issuance of common stock for exercise of stock options	26,875	-	5,778	-	5,778
Issuance of common stock for cashless exercise of stock options	312,500	1	(1)	-	-
Issuance of common stock for settlement of litigation	31,250	-	42,018	-	42,018
Value of warrants issued with note payable	-	-	778,697	-	778,697
Fair value of warrants issued for financing costs	-	-	503,690	-	503,690
Stock option expense	-	-	58,253	-	58,253
Net loss	-	-	-	(4,777,328)	(4,777,328)

Balance, September 30, 2021	35,758,149	$36	$38,206,344	$(39,705,657)	$(1,499,277)

Balance, December 31, 2019	29,427,803	$29	$28,735,894	$(25,171,915)	$3,564,008

Stock option expense	-	-	457,242	-	457,242
Net loss	-	-	-	(1,761,220)	(1,761,220)

Balance, March 31, 2020	29,427,803	29	29,193,136	(26,933,135)	2,260,030

Issuance of common stock for cash	2,553,571	3	274,997		275,000
Net loss	-	-	-	(722,842)	(722,842)

Balance, June 30, 2020	31,981,374	32	29,468,133	(27,655,977)	1,812,188

Stock option expense	-	-	240,244	-	240,244
Net loss	-	-		(391,484)	(391,484)

Balance, September 30, 2020	31,981,374	$32	$29,708,377	$(28,047,461)	$1,660,948

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,031,665)	$(2,875,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,525,332	1,047,075
Stock option expense	356,227	697,486
Amortization of debt discounts	1,643,408	27,719
Common stock issued for financing costs	1,440	-
Preferred stock issued for financing costs	53,750	-
Common stock issued for settlement agreement	3,240,600	-
Common stock issued for litigation settlement	42,018	-
Gain on forgiveness of debt	(8,000)	-
Fair value of warrants issued for financing costs	961,107	-
Operating lease expense	77,361	-
Changes in operating assets and liabilities:
Accounts receivable	(516,497)	5,993
Prepaid expenses and other assets	(68,631)	350,927
Accounts payable	1,656,997	908,051
Accrued expenses	830,954	26,838
Customer deposit - related party	(150,000)	-
Operating lease liability	(68,595)	-
Net cash used in operating activities	(1,454,194)	188,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,051)	-
Net cash used in investing activities	(47,051)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	275,000
Proceeds from exercise of stock options	92,878	-
Proceeds from advance from related parties	503,766	200,000
Repayment of advance from related parties	(603,766)	(150,000)
Proceeds from convertible note payable	2,500,000	-
Proceeds from notes payable, net	6,900,000	342,675
Repayment of notes payable	(809,519)	(10,000)
Repayment of finance lease obligations	(3,629,792)	(2,017,915)
Payment of deferred offering costs	(35,000)	-
Net cash provided by (used in) financing activities	4,968,567	(1,360,240)

NET INCREASE (DECREASE) IN CASH	3,467,322	(1,171,697)

CASH, BEGINNING OF PERIOD	72,890	1,256,429

CASH, END OF PERIOD	$3,540,212	$84,732

CASH PAID FOR:
Interest	$157,809	$185,224
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$1,103,750	$-
Finance lease obligations	$5,692,784	$3,400,922

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

EVmo, Inc. (the “Company”) was incorporated on June 21, 2016 under the laws of the state of Delaware originally as a limited liability company and subsequently converted to a Delaware C corporation. The Company was originally incorporated under the name of YayYo, Inc. and changed its name to Rideshare Rental, Inc. on September 11, 2020. On March 1, 2021, the Company changed its name from Rideshare Rental, Inc. to EVmo, Inc. The accompanying financial statements are retroactively restated to present the Company as a C corporation from June 21, 2016. The Company primarily rents vehicles to drivers for ridesharing Transportation Network Companies (“TNCs”) such as Uber and Lyft, as well as drivers in the delivery gig-economy.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Risk and Uncertainties

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on its cash flows, but it then saw a positive upward movement in revenue during the second half of 2020, which continued into the first half of 2021. In early 2021, several vaccinations for COVID-19 received emergency-use authorization from the Food and Drug Administration, and many of the lockdown restrictions imposed by state and local governments, including those of the markets in which the Company operates, appear to be abating. The pandemic has not yet ended, however, and there have been multiple waves where infections, hospitalizations, and deaths have sharply increased. The Company therefore cannot predict the ultimate impact that COVID-19 may have on its business this year, and possibly beyond.

Interim financial statements

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.

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

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2021, the Company determined that no impairment charge was necessary.

Revenue Recognition

The Company recognizes all of its material revenue from renting its fleet of cars to TNC drivers. Revenue is recognized generally on a weekly basis based on the rental agreements. The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 2,737,500 warrants and 758,125 options outstanding as of September 30, 2021 and 1,631,250 warrants and 3,221,000 options outstanding as of September 30, 2020.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of the Company’s common stock, par value $0.000001 (the “Common Stock”) at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. There were 3,495,625 and 4,852,250 potentially dilutive options and warrants outstanding at September 30, 2021 and 2020, respectively, and 750,000 shares potentially issuable upon the conversion of outstanding shares of Series B Preferred Stock at September 30, 2021.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the nine months ended September 30, 2021 and 2020 were $257,129 and $324,546, respectively.

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

At September 30, 2021 and December 31, 2020, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

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

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in an entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, which includes the Company, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Property and Equipment

At September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020

Computer equipment	$6,046	$6,046
Office furniture	17,401	-
Leasehold improvement	29,650	-
	53,097	6,046
Less accumulated depreciation	(6,626)	(4,138)
Equipment, net	$46,471	$1,908

Depreciation expense for equipment for the nine months ended September 30, 2021 and 2020 was $2,488 and $1,115, respectively.

Note 4 – Rental Vehicles

At September 30, 2021 and December 31, 2020, all of the Company’s rental vehicles consisted of the following:

	September 30,	December 31,
	2021	2020

Rental vehicles	$14,760,669	$9,067,885
	14,760,669	9,067,885
Less accumulated depreciation	(4,394,296)	(2,871,452)
Rental vehicles, net	$10,366,373	$6,196,433

The Company’s leased assets, consisting of vehicles, are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the nine months ended September 30, 2021 and 2020 was $1,522,844 and $1,045,960, respectively. The lease terms are generally for 30 to 36 months and the Company has the right to purchase the leased assets at the end of the lease terms for generally a nominal amount.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

Note 5 – Notes Payable

Notes payable at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured	$-	$304,667
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $731 after 24 months from funding and is due 30 years from the date of issuance.	-	149,414
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in the amount of $192,775. The loan has terms of 24 months and accrues interest at 1% per annum. During the year ended December 31, 2020, $184,775 of this loan has been forgiven as provided for in the CARES Act.	-	8,000
Notes payable to a finance company, default interest at 14% per annum; monthly principal payments ranging from $10,000 to $40,000 with unpaid principal due on December 15, 2021	-	355,438
Notes payable to a finance company, interest at LIBOR plus 10% per annum; monthly principal payments of 0.4166% of principal balance beginning August 1, 2022, with unpaid principal due on July 9, 2026 (A)	7,500,000	-
Total notes payable	7,500,000	817,519
Unamortized debt discount	(1,316,029)	(1,973)
Notes payable, net discount	6,183,971	815,546
Less current portion	(156,225)	(666,132)
Long-term portion	$6,027,746	$149,414

(A)	On July 9, 2021 (the “Closing Date”), the Company entered into a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) with EICF Agent LLC (“EICF”), as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender (the “Lender”), providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million (collectively, the “Term Loans”), consisting of a $7.5 million closing date term loan facility (the “Closing Date Term Loan”) and up to $7.5 million of borrowings under a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”). The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility is available upon the satisfaction of certain conditions precedent specified in the Term Loan Agreement. The Term Loan Agreement matures on July 9, 2026. Borrowings under the Term Loan Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin of 10.0%. As a condition precedent to the Agent and the Lender entering into the Term Loan Agreement, the Company issued to the Lender a common stock purchase warrant, dated as of the Closing Date (the “Warrant”), which grants the Lender the right to purchase up to 1.5 million shares of the common stock of the Company, par value $0.000001 (the “Common Stock”), at an exercise price of $2.10, subject to adjustment as set forth in the Warrant. The Warrant is subject to vesting, with 450,000 shares of Common Stock exercisable as of the Closing Date and the remainder exercisable only in the event that the Company borrows under the Delayed Draw Term Loan Facility or fails to consummate a qualifying equity transaction on or before October 7, 2021. The Warrant has no expiration date.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

In connection with the Company’s entry into the Term Loan Agreement, the Company entered into an exchange agreement, dated as of July 8, 2021 (the “Exchange Agreement”), with the holder (the “Holder”) of the Company’s 12.5% OID convertible promissory notes (See Note 6) due January 12, 2022 issued on April 12, 2021 (the “Prior Notes”).

In connection with the issuance of this note payable, the Company also issued 450,000 warrants to purchase shares of its Common Stock with an exercise price of $2.10 per shares. The aggregate relative fair value of these warrants was $778,697 and was recorded as a discount on the note payable and as additional paid in capital. In addition, the Company incurred $600,000 of cost related to this note payable. The total discount of $1,378,697 is being amortized over the term of the notes payable.

A roll forward of notes payable from December 31, 2020 to September 30, 2021 is below:

Notes payable, December 31, 2020	$815,546
Issued for cash	7,500,000
Payment of cost associated with issuance of note payable	(600,000)
Debt discount related to notes payable	(778,697)
Forgiveness of note payable	(8,000)
Repayments	(809,519)
Amortization of debt discounts	64,641
Notes payable, September 30, 2021	$6,183,971

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

On April 12, 2021, the Company, entered into a securities purchase agreement with a certain investor in connection with the issuance, as of that same date, of a 12.5% original issue discount convertible promissory note and a common stock purchase warrant. The note has an original principal amount of $2,250,000, with an original issue discount of $250,000. It bears interest at a fixed rate of 10%, is convertible into shares of Common Stock at a price of $3.00 per share (subject to adjustment as set forth in the note), and matures on January 12, 2022. The warrant grants the right to purchase 187,500 shares of common stock at an exercise price of $3.00, subject to adjustment as set forth therein, and is exercisable at any time within five years of the date of issuance. The agreement provides that additional warrants, each for 93,750 shares of common stock with an exercise price of $3.00 per share, will be issued by the Company to the investor on the 12th day of each month that the note remains outstanding. Both the note and the warrant include anti-dilution provisions in which the conversion price of the note and the exercise price of the warrant will be reduced to equal the conversion or exercise price, as applicable, of any subsequently-issued derivative security to acquire shares of common stock, or their equivalent, should that conversion or exercise price be lower than that of the note or the warrant. To account for the note and warrant, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible note. The estimated value of the warrants of $623,373 was determined using the Black-Scholes option pricing model and the following assumptions: term of five years, a risk free interest rate of .089%, a dividend yield of 0% and volatility of 190%. The face amount of the convertible note of $2,250,000 was proportionately allocated to the convertible note and the warrant in the amount of $1,761,866 and $488,134, respectively. Since the Company’s stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note of $810,633. The combined discount of $1,298,767 plus the original issue discount are recorded as a debt discount to the convertible note and are being amortized over the year life of the note. In July 2021, the Company and noteholder agreed to convert the convertible note into 230,250 shares of the Company’s Series B Preferred Stock.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

A roll forward of convertible notes from December 31, 2020 to September 30, 2021 is below:

Convertible notes, December 31, 2020	$-
Issued for cash	2,500,000
Issued for original issue discount	250,000
Debt discount related to convertible notes	(1,578,767)
Conversion to common stock	(500,000)
Conversion to preferred stock	(2,250,000)
Amortization of debt discounts	1,578,767
Convertible notes, September 30, 2021	$-

Note 7 – Financing Lease Obligations

Lease obligations at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020

Lease obligations	$4,415,870	$2,352,878
Less current portion	(1,920,254)	(1,426,425)
Long-term portion	$2,495,616	$926,453

A rollforward of lease obligations from December 31, 2020 to September 30, 2021 is below:

Lease obligations, December 31, 2020	$2,352,878
New lease obligations	5,692,784
Payments on lease obligations	(3,629,792)
Lease obligations, September 30, 2021	$4,415,870

Future payments under lease obligations are as follows:

Twelve Months Ending September 30,
2022	$2,033,761
2023	1,500,065
2024	1,058,833
Total payments	4,592,659
Amount representing interest	(176,789)
Lease obligation, net	$4,415,870

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

The Company leases its corporate office space under an operating lease that expires in 2023. The Company accounts for this lease under the provisions of ASC 842 Leases.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2021:

		September 30,
	Classification on Balance Sheet	2021
Assets
Operating lease assets	Operating lease right of use assets	$180,860
Total lease assets		$180,860

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$138,630
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	50,996
Total lease liability		$189,626

Lease obligations at September 30, 2021 consisted of the following:

Twelve Months Ending September 30,	Leases
2022	$157,800
2023	52,600
Total payments	210,400
Less: imputed interest	(20,774)
Total obligation	189,626
Less: current portion	(138,630)
Non-current capital leases obligations	$50,996

The lease expense for the nine months ended September 30, 2021 was $100,817. The cash paid under operating leases for the nine months ended September 30, 2021 was $92,050. At September 30, 2021, the weighted average remaining lease terms were 1.25 years and the weighted average discount rate was 15%.

Note 8 – Stockholders’ Equity

The Company has authorized 100,000,000 shares of capital stock, which consists of 90,000,000 shares of Common Stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Series B Preferred Stock

Pursuant to the Exchange Agreement (see Note 5), the Holder agreed to exchange the Prior Notes for 230,375 shares of Series B convertible preferred stock, par value $0.000001 per share (the “Series B Preferred Stock”), and a warrant (the “Exchange Warrant”). The Exchange Warrant grants the Holder the right to purchase 93,750 shares of Common Stock at an exercise price of $3.00, subject to adjustment as set forth therein. The Exchange Warrant is exercisable in full at any time within five years of the date of issuance. Additional warrants on substantially identical terms as the Exchange Warrant will be issued by the Company to the Holder monthly until such time as the Series B Preferred Stock is redeemed in full, upon which a final warrant will be issued.

Shares of the Series B Preferred Stock is convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $3.00 per share, subject to adjustment as set forth in the Certificate of Designation.

The Series B Preferred Stock is subject to mandatory redemption in full at a redemption price initially equal to $10.00 per share, within 15 business days after the date on which the Company has completed an equity financing resulting in total proceeds of at least $10 million. At any time after January 12, 2022, provided that the Company has paid in full all obligations outstanding under the Term Loan Agreement, the holders of a majority of the outstanding shares of Series B Preferred Stock shall be entitled to require the Company to redeem the Preferred Stock at the then applicable redemption price, and any such redemption of Series B Preferred Stock shall be prior and superior to the redemption of any and all other equity securities of the Company duly tendered for redemption.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

If, at any time while the Series B Preferred Stock is outstanding, the Company completes any single public offering or private placement of its equity, equity-linked or debt securities (each, a “Future Transaction”), the holders of the Series B Preferred Stock may, in their sole discretion, elect to apply all, or any portion, of the then outstanding Preferred Stock and any accrued but unpaid dividends, as purchase consideration for such Future Transaction. The conversion price applicable to such conversion shall equal seventy percent (70%) of the cash purchase price paid per share, unit or other security denomination for the securities of the Company issued to other investors in the Future Transaction.

Common Stock

During the nine months ended September 30, 2021, the Company:

●	issued 100,0000 shares of Common Stock to a member of the Company’s Board of Directors, in a negotiated transaction for $0.50 per share, or aggregate cash consideration of $50,000;
●	issued 295,000 shares of Common Stock for the exercise of 321,875 stock options for cash consideration of $92,878;
●	issued 1,273,050 shares of Common Stock for the cashless exercise of 1,348,525 stock options;
●	issued 600 shares of Common Stock to an investor in connection with a prior note payable agreement;
●	issued 1,000,000 shares of Common Stock in connection with the conversion of a convertible note payable for $500,000;
●	issued an aggregate of 256,250 shares of Common Stock in connection with legal settlements. The shares were valued at $1,145,768 which was based on the market price of the Common Stock on the grant date; and
●	issued 825,000 shares to Acuitas Group Holdings, LLC, (“Acuitas”) which is now the Company’s largest shareholder, in connection with a settlement agreement between Acuitas and X, LLC, a company owned by the Company’s former chief executive officer. The board of directors deemed it was in the best interest of the Company to issue the shares to Acuitas. The value of the shares was $3,240,600 which is based on the market price of the Company’s Common Stock at the grant date. The $3,240,600 was expensed as financing costs as the dispute underlying the settlement agreement related to an anti-dilution of a prior investment in the Company by Acuitas.

Stock Options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	2,540,000	$0.22	4.52	$1,074,245
Granted	290,000	0.84
Forfeited	(401,475)	0.22
Exercised	(1,670,400)	0.230
Outstanding, September 30, 2021	758,125	$0.42	3.93	$514,928
Exercisable, September 30, 2021	413,875	$0.56	3.99	$262,473

The exercise price for options outstanding and exercisable at September 30, 2021:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
20,000	$0.210	20,000	$0.210
528,125	0.215	252,625	0.215
15,000	0.220	2,500	0.220
155,000	0.530	98,750	0.530
20,000	2.120	20,000	2.120
20,000	3.800	20,000	3.800
758,125		413,875

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	1,631,250	$4.08	2.38	$-
Granted	1,106,250	2.64
Forfeited	-
Exercised	-
Outstanding, September 30, 2021	2,737,500	$3.50	2.89	$-
Exercisable, September 30, 2021	2,737,500	$3.50	2.89	$-

The exercise price for warrants outstanding at September 30, 2021:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
450,000	$2.10
656,250	3.00
1,500,000	4.00
131,250	5.00
2,737,500

In connection with a convertible note discussed in Note 6, the Company has issued an aggregate of 468,750 warrants. The fair value of the warrants was determined to be $961,106, using a Black-Scholes model, and has been recorded as financing costs in the accompanying statements of operations for the nine months ended September 30, 2021. The Company used the following assumptions in determining the fair value:

Risk-free interest rate	0.76 – 0.87%
Expected life of the options	5 years
Expected volatility	180%-190%
Expected dividend yield	0%

Note 10 – Related Party Transactions

During the nine months ended September 30, 2021 and 2020, the Company expensed $2,356,924 and $1,715,237, respectively, in insurance expense related to insuring the Company fleet of vehicles from an insurance brokerage firm whose owner is also a stockholder of the Company. At September 30, 2021 and December 31, 2020, $670,047 and $265,257, respectively, was owed to this insurance brokerage from and is included in accounts payable in the accompanying consolidated balance sheets.

The Company’s Executive Chairman and former CEO have made advances the Company. During the nine months ended September 30, 2021, the Company’s Executive Chairman loaned the Company $503,767 and was repaid $503,767. The Company’s former CEO loaned the Company $100,000 in 2020, and, during the nine months ended September 30, 2021 was repaid $100,000. At September 30, 2021, the Company owed its Executive Chairman and former CEO $0 and $0, respectively.

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

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

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

A complaint was filed on March 5, 2020, in the Los Angeles Superior Court by plaintiff Anthony Davis, who was hired by the Company as its CEO and as a director on or about December 2016. Mr. Davis’s employment with the Company ended after several months. As part of his compensation, Mr. Davis alleges that he expected to receive stock options in the Company. In his pleadings, Mr. Davis admits that he resigned from his executive officer and director positions, but asserts that he did not receive certain compensation in the form of stock options (he has also included a claim for wage and hour violations). The Company denies liability and has asserted that it has paid Mr. Davis all amounts due to him under his employment agreement, while also asserting that Mr. Davis failed to exercise his stock options before they expired on December 31, 2018. The Company filed a demurrer to the first amended complaint, which the Superior Court granted in part and denied in part on September 8, 2021. The Plaintiff since filed a second amended complaint, to which the Company has filed an answer. The Company’s position is that the lawsuit entirely lacks merit, and the Company intends to defend it vigorously.

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 and Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066 (Vanbecelaere)(hereafter the “State Cases”)

On July 22 and July 23, 2020, respectively, two actions were filed in the Los Angeles Superior Court. The complaints underlying the State Cases differ only by a few words and some random punctuation marks, and are therefore virtually identical. Plaintiffs Ivan Rung and Michael Vanbecelaere each claimed to have purchased the Common Stock as part of the Company’s initial public offering (the “IPO”); they purport to bring a securities class action on behalf of all purchasers of the Common Stock pursuant to the registration statement and prospectus filed with the SEC and distributed in connection with the Company’s IPO, which was launched on November 14, 2019. The State Case complaints allege misrepresentations and material omissions in the SEC filings in violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The Company has and continues to vigorously deny any and all liability and asserts that the State Cases are baseless. It is the Company’s firm position that it accurately and completely disclosed all material facts and circumstances in its SEC filings relating to the IPO, and subsequently in its periodic SEC reports, including those that were potentially adverse to the Company’s operations and business prospects. The State Cases litigation is presently stayed pending the outcome of the federal securities case discussed below (Hamlin v. YayYo, Inc.), as to which, as noted below, the parties have announced a “settlement in principle”, which is subject to court approval in the district court. The Company anticipates filing motions to dismiss the purported class actions in Superior Court on the basis of the anticipated approval of the federal settlement.

Jason Hamlin v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8235 (SVW) and William Koch v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8591 (SVW)(now consolidated as “In re YayYo Securities Litigation”)

These two actions were filed on September 9, 2020 and September 18, 2020, respectively, in the United States District Court for the Central District of California. Plaintiffs Jason Hamlin and William Koch each claim to have purchased the Common Stock as part of the IPO and, like the plaintiffs in the State Cases, purport to bring a securities class action pursuant to Sections 11 and 15 of the Securities Act, as well as and Section 17(a) and 10(b)(5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on behalf of all purchasers of the Common Stock in the IPO. The first amended complaint, like the State Cases, alleges false statements and material omissions of material fact in connection with the SEC filings distributed in connection with the IPO. The defendants include directors of the Company and the underwriters of the IPO, WestPark Capital, Inc. (“WestPark”) and Aegis Capital Corp. The federal court has consolidated the two matters for all practical purposes. As with the State Cases, the Company denies liability and asserts that it accurately and completely disclosed all material facts and circumstances in its SEC filings, and that the complaint’s alleged violations of securities laws are baseless. Please see Note 13- Subsequent Events for a description of a provisional settlement of this litigation.

Konop v. El-Batrawi, et al., 1:20-cv-1379- MN (Filed in Del. District Court)

EVmo, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine months Ended September 30, 2021 and 2020 (unaudited)

On October 12, 2020 a complaint was filed in Delaware District Court, which has since been transferred to the U.S. District Court for the Central District of California, and assigned as a related case to the judge in the pending federal securities action described immediately above. This case is a purported shareholder derivative action, in which the Company is a nominal defendant, alleging that the Company’s executive officers and directors at the time of its IPO made false and misleading statements relating to the Company’s business, operations, and future prospects and that the directors breached their fiduciary duties in doing so. The Company believes that the allegations of the complaint are spurious and will vigorously defend the case at trial.

Note 12 – Settlements

FirstFire Settlement

On February 11, 2021, the Company, entered into a settlement agreement and mutual release (the “Settlement Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), relating to a pending action in the U.S. District Court in the Southern District of New York, FirstFire Global Opportunities Fund, LLC v. WestPark Capital, Inc. et. al., No. 1:20-cv-03327-LLS. The other parties to the Settlement Agreement are the Company’s co-defendants in the litigation, WestPark, Mr. Richard A. Rappaport and Mr. Ramy El-Batrawi, former chief executive officer of the Company.

This litigation was commenced by FirstFire in April 2020 and subsequently amended in December 2020. FirstFire was a subscriber to the Company’s initial public offering of Common Stock, in November 2019 (the “IPO”). It alleged in the lLitigation that the Company and the other named defendants had, in connection with the IPO and the registration statement on Form S-1 filed thereto, committed violations of Sections 11, 12(a) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act. Each of the Company, WestPark, Mr. Rappaport and Mr. El-Batrawi vigorously denied and disputed these allegations.

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

Note 13 – Subsequent Events

The Company has evaluated subsequent events through November 12, 2021. The Company has determined there were no subsequent events that require recognition or disclosure in the financial statements, except as discussed below:

●	The Company issued an aggregate of 187,500 warrants pursuant to the terms of the convertible note agreement discussed in Note 6.

●	The parties to the In re YayYo Securities Litigation described in Note 11 above have, after extensive negotiations, recently filed a “Notice of Pending Settlement” with the court, which is subject to approval by the district court and which, if approved, will resolve the pending class actions upon payment by the Company of approximately $1,000,000 to the class. The Company’s Executive Chairman has provided his personal guarantee for the whole amount due to the plaintiffs, and the Board of Directors has agreed to issue 2,000,000 shares of Common Stock as consideration for the guarantee. The motion for approval of the settlement is scheduled to be heard by the court on or around November 19, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements made herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar references to future periods. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business, which assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, there can be no assurance the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

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

The Company’s operating business divisions include (i) an online rideshare vehicle booking platform to service the ridesharing economy through Rideshare Car Rentals, i.e., the Rideshare Platform, and (ii) the maintenance of a fleet of standard passenger vehicles to be made commercially available for rent through Distinct Cars. The Company seeks to become the leading provider of standard rental vehicles to drivers in the ridesharing economy.

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

On February 10, 2020, the Company notified Nasdaq of its intent to voluntarily delist its Common Stock from Nasdaq. In connection therewith, the Company notified Nasdaq of the Company’s intention to file a Form 25 with the SEC on or about February 20, 2020. The Company elected to effect the voluntary delisting of its Common Stock after discussions with Nasdaq’s staff and based on the determination of the Company’s Board of Directors that voluntarily delisting the Common Stock from Nasdaq was in the best interests of the Company and its stockholders. Following delisting from Nasdaq, the Common Stock now trades on the Pink Open Market, still under the trading symbol, “YAYO.”

Impact of COVID-19 on our business

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on its cash flows, but it then saw a positive upward movement in revenue during the second half of 2020, which has continued into the first half of 2021. In early 2021, several vaccinations for COVID-19 received emergency-use authorization from the Food and Drug Administration, and many of the lockdown restrictions imposed by state and local governments, including those of the markets in which the Company operates, appear to be abating. The pandemic has not yet ended, however, and there have been multiple waves where infections, hospitalizations, and deaths have sharply increased. The Company therefore cannot predict the ultimate impact that COVID-19 may have on its business this year, and possibly beyond.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Distinct Cars, LLC and RideShare Car Rentals, LLC. All significant intercompany transactions and balances have been eliminated.

Consolidated Results of Operations—Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Total Revenues.

Revenue for the three months ended September 30, 2021 was $2,724,180, an increase of $653,359 or 31.6% compared to revenue for the three months ended September 30, 2020 of $2,070,821. The increase is principally due to an increase in our rental fleet. During the three months ended September 30, 2021, the average weekly rental income per vehicle placed in service was $416 compared to $339 for the same period in 2020. Our revenues declined in March and April of 2020 due to COVID -19 and began to recover in May and June 2020. Our revenue since June 2020 is back to pre-COVID-19 levels, but there is no assurance that this trend will continue.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the three months ended September 30, 2021 were $2,285,878, an increase of $1,090,921 or 91.3% compared to cost of revenues for the three months ended September 30, 2020 of $1,194,957. The increase is due to higher depreciation expense and insurance expense due to an increase in fleet size and higher maintenance costs. For the three months ended September 30, 2021 and 2020 our cost of revenue was 83.9% and 57.7% of our revenue, respectively. The increase in the cost of revenue as a percentage of revenue is due to higher maintenance and insurance costs.

Selling and Marketing Expenses.

Selling and marketing expenses for the three months ended September 30, 2021 were $26,565, representing a decrease of $87,339 or 76.7% over the three months ended September 30, 2020 of $113,904. The decrease is due to a decrease in advertising to gig-economy drivers as we have maintained a high utilization rate for our vehicles.

General and Administrative Expenses.

General and administrative expenses for the three months ended September 30, 2021 were $3,218,912, representing an increase of $2,130,760 or 195.8% over the three months ended September 30, 2020 of $1,088,152. The increase is principally due to higher professional fees, salaries, and litigation settlement during the three months ended September 30, 2021.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2021 were $3,291,977, representing an increase of $2,089,921 or 173.9% compared to the three months ended September 30, 2020 of $1,202,056. The increase is due to the reasons described above.

Interest expense and financing cost

Interest and financing expenses for the three months ended September 30, 2021 were $2,007,194 compared to $65,292 for the three months ended September 30, 2020. The increase in interest and financing cost for the three months ended September 30, 2021 was due to full amortization of debt discounts due to the $2.250 million convertible note being converted to preferred stock and issuance of additional warrants associated with the $2.250 million convertible note.

Net Loss

The net loss for the three months ended September 30, 2021 was $4,777,328, representing an increase of $4,385,844 or 1,120.3% compared to the three months ended September 30, 2020 of $391,484. The increase is due to the reasons described above.

Consolidated Results of Operations—Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

Total Revenues.

Revenue for the nine months ended September 30, 2021 was $7,670,795, an increase of $2,271,777 or 42.1% compared to revenue for the nine months ended September 30, 2020 of $5,399,018. The increase is principally due to an increase in our rental fleet. During the nine months ended September 30, 2021, the average weekly rental income per vehicle placed in service was $411 compared to $298 for the same period in 2020. Our revenues declined in March and April of 2020 due to COVID -19 and began to recover in May and June 2020. Our revenue since June 2020 is back to pre-COVID-19 levels, but there is no assurance that this trend will continue.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the nine months ended September 30, 2021 were $5,982,075, an increase of $2,098,768 or 53.7% compared to cost of revenues for the nine months ended September 30, 2020 of $3,891,307. The increase is due to higher depreciation expense and insurance expense due to an increase in fleet size and higher maintenance costs. For the nine months ended September 30, 2021 and 2020 our cost of revenue was 78.0% and 72.1% of our revenue, respectively. The increase in the cost of revenue as a percentage of revenue is due to higher maintenance and insurance costs.

Selling and Marketing Expenses.

Selling and marketing expenses for the nine months ended September 30, 2021 were $257,129, representing a decrease of $67,417 or 20.8% over the nine months ended September 30, 2020 of $324,546. The decrease is due to a decrease in advertising to gig-economy drivers as we have maintained a high utilization rate for our vehicles.

General and Administrative Expenses.

General and administrative expenses for the nine months ended September 30, 2021 were $6,151,507, representing an increase of $2,305,739 or 60.0% over the nine months ended September 30, 2020 of $3,845,768. The increase is principally due to higher professional fees, salaries, and litigation settlement during the nine months ended September 30, 2021.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2021 were $6,515,402, representing an increase of $2,345,088 or 56.2% compared to the nine months ended September 30, 2020 of $4,170,314. The increase is due to the reasons described above.

Interest expense and financing cost

Interest and financing expenses for the nine months ended September 30, 2021 were $6,296,524 compared to $212,943 for the nine months ended September 30, 2020. The increase in interest and financing cost for the nine months ended September 30, 2021 was due to the issuance of 825,000 shares of Common Stock to Acuitas Group Holdings, LLC, (“Acuitas”), which is now the Company’s largest shareholder, in connection with a settlement agreement between Acuitas and X, LLC, a company owned by the Company’s former chief executive officer. The Board of Directors deemed it was in the best interest of the Company to issue the shares to Acuitas. The value of the shares was $3,240,600, which was based on the market price of the Common Stock at the grant date. The $3,240,600 was expensed as financing costs as the dispute underlying the settlement agreement related to an anti-dilution of a prior investment in the Company by Acuitas. Also, the increase in interest and financing expenses for the nine months ended September 30, 2021 was due to full amortization of debt discounts due to the $2.25 million convertible note being converted to shares of Series B Preferred Stock and issuance of additional warrants associated with the $2.25 million convertible note.

Gain on Forgiveness of Debt

Gain on forgiveness of debt for the nine months ended September 30, 2021 was $8,000 as compared to $0 for the same period in 2020, as, during the nine months ended September 30, 2021, the remaining amount we received under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act was forgiven.

Net Loss

The net loss for the nine months ended September 30, 2021 was $11,031,665, representing an increase of $8,156,119 or 283.6% compared to the nine months ended September 30, 2020 of $2,875,546. The increase is due to the reasons described above.

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

On April 12, 2021, we entered into a securities purchase agreement with a certain investor in connection with the issuance of a 12.5% original issue discount convertible promissory note and a common stock purchase warrant. The note has an original principal amount of $2,250,000, with an original issue discount of $250,000. It bears interest at a fixed rate of 10%, and is convertible into shares of common stock at a price of $3.00 per share (subject to adjustment as set forth in the note). The note was set to mature on January 12, 2022; however, in July 2021, the Company and the noteholder agreed to convert the note into 230,250 shares of Series B Preferred Stock.

On July 9, 2021 (the “Closing Date”), we entered into a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) with EICF Agent LLC (“EICF”), as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender (the “Lender”), providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million (collectively, the “Term Loans”), consisting of a $7.5 million closing date term loan facility (the “Closing Date Term Loan”) and up to $7.5 million of borrowings under a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”). The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility is available upon the satisfaction of certain conditions precedent specified in the Term Loan Agreement. The Term Loan Agreement matures on July 9, 2026. Borrowings under the Term Loan Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin of 10.0%.

During the nine months ended September 30, 2021, we sold 100,000 shares of Common Stock to a member of our Board of Directors for cash consideration of $50,000.

Current Assets, Liabilities and Working Capital.

At September 30, 2021, the Company’s current assets totaled $4,847,770, current liabilities totaled $6,162,643, and working capital was a deficit of $1,314,873. At December 31, 2020, the Company’s current assets totaled $215,990, current liabilities totaled $4,461,560, and working capital was a deficit of $4,245,570.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $3,947,534 and $2,119,003 as of September 30, 2021 and December 31, 2020, respectively, an increase of $1,828,531 or 86.3%, due to accrual for legal settlement of $1,000,000 and increase in amounts due for professional services.

We do not expect that our current cash on hand will fund our existing operations and future business growth. We will need to raise additional capital in order execute our business plan and growth goals for at least the next twelve months. If the Company is unable to raise sufficient funds, it will have to execute a slower than planned growth path, reduce overhead and scale back its business plan until sufficient additional capital is raised to support further operational expansion and growth. As of September 30, 2021, the Company had $3,540,212 in cash. The Company used $1,454,194 of cash for operating activities for the nine months ended September 30, 2021. The Company is seeking to raise additional capital. If the Company is not successful in raising additional capital it will be forced to significantly scale back its business operations and it growth plans. We were able to obtain two loans totaling $342,675 related to new legislation passed as a result of COVID-19, of which $192,775 was forgiven in 2020 and 2021.

Capital Expenditures

During the nine months ended September 30, 2021, the Company had capital expenditures of $5,692,784 in leased vehicles. At September 30, 2021, most of the Company’s vehicles were financed with leases. At September 30, 2021 the Company had $14,760,669 of rental vehicles, net of accumulated depreciation in the amount of $4,394,296, totaling $10,366,373 in net rental vehicles. At December 31, 2020 the Company had $9,067,885 of rental vehicles, net of accumulated depreciation in the amount of $2,871,452, totaling $6,196,433 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles are generally for three years, and the Company has the right to purchase the leased assets for $1 each at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 totaled $1,454,194, which was an increase of $1,642,737 from the net cash provided by operating activities of $188,543 for the same period in 2020. The change is principally due to the change in operating assets and liabilities, and non-cash expense items.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 totaled $47,051, which was an increase of $47,051 from $0 for the same period in 2020. The change is principally due to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $4,968,567, which was an increase of $6,328,807 from the net cash used in financing activities of $1,360,240 for the same period in 2020. The change is principally due to cash received from the sale of Common Stock, exercise was stock options, convertible note and note payable in 2021 offset by an increase in payments on financing lease obligations.

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

We continually evaluate our plan of operations to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependent upon the availability of cash to implement that aspect of the plan and other factors beyond our control. There is no assurance that we will successfully obtain the required capital or revenues, or, if obtained, that the amounts will be sufficient to fund our ongoing operations. The inability to secure additional capital would have a material adverse effect on us, including the possibility that we would have to sell or forego a portion or all of our assets or cease operations. If we discontinue our operations, we will not have sufficient funds to pay any amounts to our stockholders.

Even if we raise additional capital in the near future, if our operating businesses fail to achieve anticipated financial results, our ability to raise additional capital thereafter to fund our operations would likely be seriously impaired. If in the future we are not able to demonstrate favorable financial results or projections from our operating businesses, we will likely not be able to raise the capital we need to continue our then current business operations and business activities, and we will likely not have sufficient liquidity or cash resources to continue operating.

Because our working capital requirements depend upon numerous factors, there can be no assurance that our current cash resources will be sufficient to fund our operations. At present, we have no committed external sources of capital, and we do not expect any significant product revenues for the foreseeable future. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

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

The Company has not changed its estimate for the useful lives of its equipment and rental vehicles, but would expect that a decrease in the estimated useful lives of equipment and rental vehicles of one year would result in an annual increase to depreciation expense of approximately $740,000, and an increase in the estimated useful lives of equipment and rental vehicles of one year would result in an annual decrease to depreciation expense of approximately $450,000.

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

Revenue Recognition

The Company recognizes revenue primarily from renting its fleet of cars to drivers for TNC companies, such as Uber and Lyft, based on their rental agreements, which are generally administered on a weekly basis. The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

EVMO, INC.
(Registrant)

By:	/s/ Stephen Sanchez
Stephen Sanchez, Chief Executive Officer

/s/ Ryan Saathoff
Ryan Saathoff, Chief Financial Officer

Date:	November 15, 2021

