Form 10-K
period 2021-12-31
EVmo, Inc.
filed 2022-03-31
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39132

EVmo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3028414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 South Robertson Blvd. Beverly Hills, California 90211

(Address of principal executive offices) (Zip Code)

+1-310-926-2643

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.000001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $57,813,374 based on the closing price as reported on the OTC.

As of March 30, 2022, there were 69,496,399 shares of common stock, $0.000001 par value per share, outstanding.

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

ii

PART I

ITEM 1. BUSINESS

Corporate History

EVmo was initially formed on June 21, 2016 as a Delaware limited liability company under the name “YayYo, LLC.” The Company was subsequently converted into a Delaware corporation pursuant to Section 265 of the Delaware General Corporation Law (the “DGCL”). The Company now operates as a “C” corporation formed under the laws of the State of Delaware.

We became a reporting company when, on March 17, 2017, an offering circular on Form 1-A relating to a best-efforts offering of our common stock, par value $0.000001 per share (the “Common Stock”) pursuant to “Regulation A+” of the Securities Act of 1933, as amended (the “Securities Act”), was qualified by the Securities and Exchange Commission (the “SEC”). Then, on November 15, 2019, we completed an initial public offering of 2,625,000 shares of Common Stock, at $4.00 per share, for gross proceeds, before underwriting discounts and commissions and expenses, of $10.5 million and our Common Stock was listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “YAYO.”

On February 10, 2020, after being advised by Nasdaq that it believed we no longer met the conditions for continued listing, the Company announced its intent to voluntarily delist its Common Stock. Since delisting from Nasdaq, our Common Stock has been quoted and traded on the Pink Open Market, which is operated by OTC Markets Group, under the same ticker symbol. The delisting was effective on March 1, 2020.

In September 2020, we changed our name from YayYo, Inc. to Rideshare Rental, Inc., in order for our corporate brand to better reflect our principal businesses, ridesharing and vehicle rentals. In February 2021, we again changed our name to EVmo, Inc., to underscore our commitment to making a full transition to electric vehicles by the end of 2024.

Our address is 195 South Robertson Blvd. Beverly Hills, CA 90211. Our telephone number is (310) 926-2643 and our website may be accessed at www.evmo.com.

Overview of the Company

EVmo, Inc. is a holding company operating principally through two wholly-owned subsidiaries: (i) Rideshare Car Rentals LLC, a Delaware limited liability company (“Rideshare”), and (ii) Distinct Cars, LLC, a Delaware limited liability company (“Distinct Cars”). Rideshare offers an online bookings platform (the “Rideshare Platform”) while Distinct Cars maintains a fleet of passenger vehicles and transit vans for use in the last-mile logistical space for rent to our customers who are drivers in the ridesharing and delivery gig industries, while also providing them with insurance coverage and issuing them insurance cards in their own names. This enables such drivers to meet the vehicle suitability and other requirements of rideshare and delivery gig companies such as Uber, Lyft, DoorDash and Grubhub. Through Rideshare and Distinct Cars, we seek to become a leading provider of rental vehicles to drivers in the ridesharing and delivery gig spaces, and an industry leader in supplying transit vans for last-mile logistics. “Gig” generally refers to a labor market characterized by the prevalence of short-term contracts or freelance work as opposed to permanent jobs.

Drivers can rent their vehicles using the Rideshare Platform, which enables them to check inventory and performance and review vehicle data. Drivers have the ability to book vehicles online by the day, week or month, at their option, make payments, check insurance, or extend their rental with a minimum of inconvenience, while at the same time incurring no maintenance expenses. Depending on the make and model of the requested vehicle, rental prices begin at $39 per day or $795 per month. The Rideshare Platform is available on desktop, iOS and Android devices. We initially launched the Rideshare Platform in Los Angeles, CA and have since expanded it in the following markets: Oakland, CA; Las Vegas, NV; Chicago, IL; Newark, NJ; Baltimore, MD; and Dallas, TX.

In March 2021, we formed another wholly-owned subsidiary, EV Vehicles LLC, a Delaware limited liability company, which we intend to utilize as the corporate platform to implement our strategy to transition our entire fleet of rental vehicles from standard vehicles with internal combustion engines to electric by 2024.

We generate the vast majority of our revenues through the rental of our fleet vehicles. We also receive an immaterial amount of revenue in the form of fees assessed through the Rideshare Platform, such as late fees in the event that a vehicle rental expires without being extended by the driver and the vehicle has not yet been returned, or when the Rideshare Platform is used in a vehicle not owned by us.

Our Market

We service drivers in the ridesharing and delivery gig industries by providing them with qualifying vehicles and insurance, enabling them to work for Transportation Network Companies (“TNCs”) such as Uber and Lyft. We strongly believe this is a vibrant and growing market, as the advent of ridesharing and food delivery gigs over the last decade has permanently changed the transportation industry. The U.S. Department of Labor-Bureau of Labor Statistics in its April 2021 report stated that consumer expenditures on transportation were approximately $1.1 trillion in 2019. Further, according to such statistics, transportation (including vehicle purchases and expenditures for gasoline and motor oil) was the second largest household expenditure after housing and the aggregate consumer spending on transportation was almost twice as large as that of healthcare and three times as large as entertainment. The use of rideshare and food delivery gig applications on smart phones has been transformative, allowing Uber, for example, to announce in mid-2016 that it had completed its two billionth ride only six months after it marked its first one billion rides.

One of the challenges the ridesharing and delivery gig industries faces is ensuring that driver growth keeps pace with the massive demand. Lyft recently reported an increase in active riders by over 940,000 in the first quarter of 2021 than in the fourth quarter of 2020, and that by the end of February 2021 rider growth had exceeded driver growth. Uber had 3.5 million active drivers on its platform during the first three months of the year but is also reporting a shortage. In April 2021, it announced a $250 million stimulus to entice both former and new drivers to work for them.

Accordingly, the TNCs have actively taken steps to satisfy their driver demand by setting up programs designed to get eligible drivers into qualified cars. Uber has entered into multiple partnerships with car rental companies, and Lyft Express Driver is partnered with Hertz. We believe EVmo can be a major independent player in this space, since we also supply TNC drivers with qualifying vehicles, which we expect will eventually be electric vehicles, and provide them access to the Rideshare Platform, which is a driver-friendly mechanism to manage their vehicle rental and allowing them to generate income.

Our Growth Strategy

Our current growth strategy, which we formulated in early 2021, centers around our goal to transition our entire vehicle fleet to electric vehicles. We initiated this strategy for several reasons. First, we believe that industry trends are clear that electric vehicles will become the mainstay of the automobile market over the next 10 years. The Ford Motor Company has announced its intention to invest more than $30 billion in vehicle electrification through 2025, and has stated that it expects electric vehicles will comprise nearly half of all global sales by 2030. General Motors has stated that its goal is to exclusively sell electric vehicles by 2035. Apple and Hyundai are collaborating on producing an electric vehicle, and industry leader Tesla is rapidly growing and expanding its electric vehicle product line. While, according to LMC Automotive, only 410,000 electric vehicles were built in North America in 2020, annual production is expected to increase to at least 1.4 million vehicles by 2028.

Second, we believe that both drivers and riders will be increasingly drawn to electric vehicles for their environmental benefits, especially as they become comparable to combustion cars in terms of pricing, mileage and the number of available options to choose from. The demand for clean energy products is undeniable, and electric vehicles should be no exception as consumers continue to seek out eco-friendly alternatives.

Finally, we concluded that governmental policies and mandates will ultimately force the hand of both the automobile industry and consumers. Fuel economy and carbon dioxide emission targets are under constant review by the Environmental Protection Agency and many state governments and, in our opinion, this has helped shape manufacturing strategies and consumer preferences. Several states and municipalities have taken steps to either halt the sales of gasoline-fueled vehicles in the near future, or to promote the sale of electric vehicles. For example, the governor of California issued an executive order in September 2020 requiring all in-state sales of new passenger cars and trucks to be zero- emissions by 2035. In Oregon, residents can receive a rebate of up to $2,500 on the purchase or lease of a qualifying electric vehicle.

While we will incur a considerable short-term operating expense in turning over our fleet, we firmly believe that the reputational and brand benefits we will realize from being known as a TNC vehicle provider with an entirely electric fleet will quickly allow us to differentiate ourselves and significantly grow our business. The trends we describe above will directly impact the ridesharing and delivery gig industries, as we believe that both TNC drivers and riders will increasingly express a preference for electric vehicles. As an early industry leader in this area, we believe that we will be well-positioned to market ourselves successfully and become profitable, using our current business model of vehicle rentals to TNC drivers. By early in the second quarter of 2022, we expect to have an aggregate of approximately 150 electric or plug-in hybrid vehicles in our fleet, or 25% of the total vehicle fleet. We expect to complete our transition to wholly electric by 2024.

Impact of COVID-19 on our Business

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on our cash flows, but we then saw a positive upward movement in revenue during the second half of 2020, which continued through fiscal 2021. This was consistent with the experience of the TNCs whose drivers we service. According to Bloomberg Second Measure, Uber and Lyft sales were up 104% and 84% year-over-year, respectively, in February 2022 from one year earlier, even in spite of the Delta and Omicron variants that resulted in spikes of infections through periods of 2021.

Given the current prevalence of FDA-approved eligible vaccines across most age groups, the marked decrease in the number of COVID-19 infections, hospitalizations and deaths in the first quarter of 2022, and the resulting easement of pandemic restrictions in our active markets, we are optimistic that COVID-19 will not have a material impact on our operations in the current fiscal year. However, certain factors- including, for example, a new, more aggressive and deadly variant that is resistant to the vaccines- could reverse the positive trends of recent months and alter our prediction.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As an “emerging growth company,” we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

●	requiring only two years of audited financial statements in addition to any required unaudited interim financial statements, with a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our periodic filings made under the Securities Act;

●	reduced disclosure about our executive compensation arrangements;

●	no non-binding shareholder advisory votes on our executive compensation, including any golden parachute arrangements; and

●	exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002 (“SOX”).

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We will continue to remain an emerging growth company until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a smaller reporting company after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on the price of our Common Stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float or a public float that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

We may choose to take advantage of some, but not all, of these exemptions. We have taken advantage of reduced reporting requirements in this Report. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to avail ourselves of the extended transition period for complying with new or revised financial accounting standards. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

Our Business Model and Our Future Opportunities

We have developed what we believe is an innovative and effective business model in which we not only provide ridesharing and delivery gig drivers with the necessary technology to operate, through the Rideshare Platform, but also the vehicles themselves, via Distinct Cars, should the driver either not have a qualified vehicle to use or prefers to not use a personal vehicle for this type of work. Our two principal operating subsidiaries have a rare corporate synergy that enables us to both diversify and create complementary revenue streams. Further, as we continue our transition to electric vehicles, we believe we are in the vanguard of a new era in commercial transportation and that our early presence in this industry will further distinguish us from a competitive standpoint.

Prior to 2020, we only supplied vehicles to drivers in the ridesharing space but we expanded our service in that year to the delivery gig space, which has provided us with another form of service diversity, one with fewer barriers to entry. The requirements for vehicles operated by delivery gig drivers are significantly less onerous than those operated by rideshare drivers, as delivery gig drivers are not transporting people.

The demand for ridesharing in particular plummeted during the early months of the COVID-19 pandemic, and some drivers opted not to work in ridesharing during the worst months of the pandemic, leading to a sharp decrease in the number of TNC drivers. Uber, for example, recently reported that it has 3.5 million drivers using its platform, which is twenty-two percent (22%) less than one year earlier, although four percent (4%) higher than in the first quarter of 2021. Both Uber and Lyft have stated that driver growth is not keeping pace with demand and that, as restrictions related to COVID-19 are increasingly being lifted, driver growth is lagging behind rider growth. We believe this increased demand for ridesharing and delivery gig services is producing a commensurate need for qualified vehicles on the road at any given time, which need we are well-positioned to meet.

We currently have four priorities: diversifying our revenues by expanding into different markets in North America and continuing our transition to electric vehicles; improving our operating efficiencies, particularly through training our sales force; meeting our customers’ expectations by continuing to provide TNC drivers with quality vehicles and reliable service via the Rideshare Platform; and disciplined capital management, in which our management team allocates our resources effectively.

Rideshare Car Rentals, LLC

In October 2017, the Company created Rideshare in order to launch the Rideshare Platform, a booking platform developed, coded and wholly-owned by us, and used primarily to rent our Distinct Car vehicles to TNC ridesharing and delivery gig drivers. The Rideshare Platform commercially markets the Distinct Cars fleet (and to a lesser extent the vehicles of other fleet owners and selected individual car owners) to ridesharing and delivery gig drivers. The Company initially launched the Rideshare Platform in Los Angeles, CA and has since expanded it to Oakland, CA; Las Vegas, NV; Chicago, IL; Newark, NJ; Baltimore, MD; and Dallas, TX.

The Rideshare Platform’s functionality provides drivers with access to certain data emitted from their respective Distinct Cars rental vehicle(s) through a personal Rideshare dashboard. Vehicle owners can also access and manage data emitted from their personal vehicle(s) under rental to a third-party from the Rideshare Platform inventory dashboard and can further manage the other aspects of the vehicle rental transaction through the Rideshare Platform, including rental extension options. All transactional aspects of the rental vehicle(s) (including, but not limited to, background checks, terms, deposits and insurance costs) are run securely through the Rideshare Platform. In addition, our Rideshare website not only effectively monetizes the Distinct Cars vehicle fleet, but also generates revenue by charging transactional fees to other vehicle owners and ridesharing and delivery gig drivers for all rental transactions consummated on the Rideshare Platform. The Rideshare Platform is available on desktop, iOS and Android devices.

Most importantly, all passenger vehicles and transit vans made available on the Rideshare Platform not owned by us are fully qualified by the Company and guaranteed to meet the necessary TNC qualification requirements.

Distinct Cars

In June 2017, the Company formed Distinct Cars for the purpose of developing a fleet management business to couple with the Rideshare Platform, which was then under development. District Cars maintains a fleet of new standard and, increasingly and ultimately exclusively, electric passenger vehicles and transit vans for the logistical space to be rented directly to drivers in the ridesharing and delivery gig economies through the Rideshare Platform. The Company’s fleet of vehicles, under lease contract and maintained by Distinct Cars, as well as other third-party vehicles, have been made commercially available for rental bookings on the Rideshare Platform. Distinct Cars markets and manages short and long-term vehicle rentals to ridesharing and delivery gig economy drivers. As of the date of this Report, approximately half of these drivers are located in greater Los Angeles while the other half are located in the other six cities where we have operations.

In August 2017, we entered into a leasing arrangement for an initial group of twelve (12) vehicles, with the intent of testing our concept within the ridesharing industry. Following the Company’s proof of concept period, we expanded in December 2017 by adding an additional 135 vehicles to our fleet. As of January 3, 2022, Distinct Cars includes a fleet of approximately 600 vehicles- including standard internal combustion engine and electric passenger vehicles as well as transit vans for the last-mile logistical space- under lease contract. Generally, professional ridesharing and delivery gig economy drivers contract for vehicle rental periods ranging from less than three days to six months. The rental vehicles made available to TNC drivers by the Company are configured and guaranteed to be compliant with the same vehicle requirements promulgated by the largest private ridesharing TNCs, Uber and Lyft.

The Company believes that customers will rent vehicles offered by Distinct Cars in order to reduce the complexity and cost associated with vehicle ownership, and to guarantee compliance with the TNC vehicle requirements. Depending on the make and model of the requested vehicle, our rental prices begin at $39 per day or $795 per month. Under our full-service rental agreement, the Company provides and fully maintains the vehicle; the services provided include preventive and regular maintenance, advanced diagnostics through our GPS solution software, emergency road service, fleet services, and safety programs, through our Company-operated facilities.

Commercial Fleet Purchase Programs

In June 2017, the Company commenced purchasing cars pursuant to a fleet purchase arrangement with Hyundai USA, a subsidiary of the Hyundai Motor Group (“Hyundai”). The Hyundai arrangement has provided the Company, due to its quantity of cars purchased, with competitive pricing options (or best available pricing) below MSRP on all purchases for brand-new Hyundai vehicles and priority status on the availability and delivery of all Hyundai vehicles under contract with the Company. The vehicle purchases are currently financed by ACME Auto Leasing and LMP Financial Services, with title to the vehicles held by the Company under liens held by the financiers.

The Company has since entered into a similar fleet purchase arrangement with Hyundai’s affiliate, Kia Motors America, Inc., and in March 2021 we entered into a separate fleet purchase arrangement with Tesla, Inc. (“Tesla”), which is intended to facilitate our strategy to transition to electric vehicles. The terms of each program are standardized according to the number of vehicles purchased in bulk, with each such purchase memorialized in an order submitted by us, and agreed and accepted to by Hyundai, Kia Motors America, Inc. or Tesla, as applicable.

Neither partnership is in the form of a supply or requirements contract. We submit, on an as-needed basis, purchase orders for vehicles to Hyundai and now Tesla and these orders are fulfilled on the general terms established at the inception of the partnership program, including below-MSRP pricing.

Vehicle and Driver Requirements

We generally impose the same requirements on both drivers and vehicles as those of Uber and Lyft. Any driver who wishes to rent a car from us or use the Rideshare Platform in their own vehicle is screened and evaluated to ensure that he or she:

●	is at least 21 years of age;

●	has had an in-state driver’s license for at least one year;

●	passes a background check, including a clean driving record; and

●	has or will qualify for in-state auto insurance in their own name.

As noted, each of our Distinct Cars vehicles meets both Uber and Lyft vehicular requirements. If a driver does not rent a vehicle from our fleet we obtain a motor vehicle report for his or her vehicle at the outset of their use of the Rideshare Platform, and renew it every six months. The requirements any vehicle using the Rideshare Platform, whether from Distinct Cars or not, must meet are as follows:

●	The vehicle must have four doors and be able to transport a minimum of four passengers;

●	The vehicle model must be 15 years old or newer;

●	The vehicle’s title cannot be salvaged, reconstructed or rebuilt; and

●	The vehicle must be in good physical condition with no cosmetic damage, including no missing pieces, commercial branding, or “paint jobs.”

Also, a vehicle used by a ridesharing driver must be able to pass an inspection test, which typically includes headlights, tail-lights, indicator lights, stop lights, foot brakes, emergency/parking brake, steering mechanism, windshield, heat and air conditioning, front, rear and side windows, front seat adjustment mechanism, door controls (open, close, lock), horn, speedometer, body condition/ damage, muffler and exhaust system, condition or tires, interior and exterior rear-view mirrors and safety belts for driver and passengers.

Insurance

As of the date of this Report, the Company, together with our managing general underwriter, American Business Insurance Services, Inc. (the “MGU”), maintains an insurance policy on behalf of the Company. Under the policy the MGU handles all back-end insurance generation and processing through an application programming interface (API) connection with the Company’s databases. We believe that this MGU insurance policy has made it possible for us to maintain our Rideshare Platform, which allows the Company to have other third-party fleet owners supply vehicles to drivers through our platform and have them covered under the terms of our insurance policy. Our insurance policy provides physical damage and liability coverage to all rideshare drivers under the Rideshare Platform. Under the terms of our policy, both Rideshare Platform drivers acquiring vehicles through Distinct Cars as well as owners of their own vehicles are provided with an insurance ID card that lists each party’s name and the vehicle VIN number. Our Rideshare Platform customers pay daily (for the duration of the rental period) to become designated as a supplemental insured party under the Company’s insurance policy. Under the terms of our policy, insurance coverage is valid from the date of commencement of the rental period up until the date that the vehicle is returned.

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

Intellectual Property

As of the date of this Report, we have two registered trademarks “YayYo®” and the service mark for a stylized design representing an automobile that is present in our web sites and our marketing materials. We have no applications for other trademarks at present. We have no patents or copyrights.

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

Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. In addition to the foregoing, we are also subject to the following:

●	Governmental regulations affect almost every aspect of our business, including the classification of ridesharing and delivery gig economy drivers as either independent contractors or employees, the fair treatment of our employees, wage and hour issues, and our financing activities with customers. We could also be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws;

●	Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., vehicle manufacturers are subject to federally mandated corporate average fuel economy standards which will increase substantially through 2025. Furthermore, numerous states, including California, have adopted or are considering requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements and new federal or state restrictions on emissions on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the new vehicles that we rent;

●	We are subject to a wide range of environmental laws and regulations, including those governing: discharges into the air and water; the operation and removal of storage tanks; and the use, storage and disposal of hazardous substances. In the normal course of our operations we use, generate and dispose of materials covered by these laws and regulations. We face potentially significant costs relating to claims, penalties and remediation efforts in the event of non-compliance with existing and future laws and regulations; and

●	The Financial Accounting Standards Board is currently evaluating several significant changes to generally accepted accounting standards in the U.S., including the rules governing the accounting for leases. Any such changes could significantly affect our reported financial position, earnings and cash flows.

While we are actively working to mitigate the impact of vehicle-related regulations through our strategy of transitioning our vehicle fleet to electric, until such time as at least the majority of our fleet has switched, we will remain subject to such regulations.

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

Competition

The market for providing vehicles to TNC drivers is competitive. We believe our principal competitors to be HyreCar, a publicly-traded company that also facilitates the rental of vehicles for use by drivers who work for ridesharing and delivery gig platforms, and Lyft Express, which makes rental vehicles available to Lyft drivers. National car rental companies such as Hertz and Avis also have programs directed at ridesharing and delivery drivers. These companies are all larger and better-resourced than we are at present and have superior market presence and reputation.

However, we believe we enjoy a competitive advantage vis-à-vis the above companies through our ability to directly rent cars to our customers from our Distinct Cars fleet and the high functionality of the Rideshare Platform. We also believe that our transition to electric vehicles by 2024 will enhance our brand and further distinguish us from our competitors.

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

ITEM 1A. RISK FACTORS

Under current SEC rules, as a smaller reporting company, we are not required to provide risk factor disclosure in this Report or in any of our periodic reports until such time as we no longer qualify as a smaller reporting company. However, we included a comprehensive set of risk factors in a registration statement on Form S-1 we filed last year, which was declared effective by the SEC on December 23, 2021, and can be accessed here: https://www.sec.gov/ix?doc=/Archives/edgar/data/0001691077/000149315221031270/forms-1a.htm

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease and maintain our principal offices at 195 South Robertson Blvd., Beverly Hills, CA 90211, which is where the majority of our operational staff conducts its activities on a day-to-day basis. We do not currently own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We have included a description of most of the pending legal proceedings or potential claims against us whose outcome may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows, in Note 12 to the audited financial statements for the fiscal year ended December 31, 2021 included elsewhere in this Report.

In addition, in the first half of 2021 a warrant holder sought to exercise a warrant for 1,500,000 shares, on the basis that an anti-dilution adjustment had reduced the exercise price to a nominal amount. The Company rejected the exercise, on the basis that the warrant had previously been amended to remove the anti-dilution adjustment provisions and fix the exercise price at $4.00. In September 2021, the warrant holder brought suit for damages in the Southern District of New York. It is the Company’s position that the lawsuit is without merit. This lawsuit is currently in the discovery phase.

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

Holders

As of March 30, 2022, there were approximately 1,222 holders of record of our Common Stock.

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

Unregistered Sales of Equity Securities

We engaged in two unregistered sales of our equity securities during fiscal 2021. The sales are as follows:

●

On April 12, 2021, as part of a securities purchase agreement, we sold a common stock purchase warrant to an investor. The warrant granted the investor the right to purchase 187,500 shares of Common Stock at an exercise price of $3.00, subject to adjustment. The warrant is exercisable at any time within five (5) years of the date of issuance. The agreement provided that additional warrants, each for 93,750 shares of Common Stock with an exercise price of $3.00 per share, will be issued by the Company to the Investor on the 12th day of each month that the Note remains outstanding.

●	On July 8, 2021, in connection with a term loan, guarantee and security agreement we entered into with a lender, we entered into an exchange agreement with the investor referred to immediately above. As part of the exchange agreement, the investor agreed to exchange a convertible promissory note we issued to it in April 2021 for 230,375 shares of Series B convertible preferred stock, par value $0.000001 per share (the “Preferred Stock”), and a warrant. The warrant granted the investor the right to purchase 93,750 shares of Common Stock at an exercise price of $3.00, subject to adjustment. This warrant is exercisable in full at any time within five (5) years of the date of issuance. Additional warrants on substantially identical terms were issued by the Company to the investor monthly until such time as the Preferred Stock was redeemed or converted in full, upon which a final warrant will be issued. The Preferred Stock was convertible at any time at the option of the investor if not previously converted into shares of Common Stock at an initial conversion price of $3.00 per share, subject to adjustment. Most of the shares of Preferred Stock were converted by the investor in January and March 2022, with the remainder redeemed by us.

Each of these sales was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act, i.e. a private transaction by an issuer not involving a public offering.

Stock Repurchases

We have not made any repurchases of the Common Stock since our initial public offering in November 2019.

ITEM 6. [RESERVED]

No disclosure is required under this item at this time.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Corporate History and Background

EVmo was initially formed on June 21, 2016 as a Delaware limited liability company under the name “YayYo, LLC.” The Company was subsequently converted into a Delaware corporation pursuant to Section 265 of the Delaware General Corporation Law (the “DGCL”). The Company now operates as a “C” corporation formed under the laws of the State of Delaware.

We became a reporting company when, on March 17, 2017, an offering circular on Form 1-A relating to a best-efforts offering of our Common Stock pursuant to “Regulation A+” of the Securities Act of 1933, as amended (the “Securities Act”), was qualified by the Securities and Exchange Commission (the “SEC”). Then, on November 15, 2019, we completed an initial public offering of 2,625,000 shares of Common Stock, at $4.00 per share, for gross proceeds, before underwriting discounts and commissions and expenses, of $10.5 million and our Common Stock was listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “YAYO.”

On February 10, 2020, after being advised by Nasdaq that it believed we no longer met the conditions for continued listing, the Company announced its intent to voluntarily delist its Common Stock. Since delisting from Nasdaq, our Common Stock has been quoted and traded on the Pink Open Market, which is operated by OTC Markets Group, under the same ticker symbol. The delisting was effective on March 1, 2020.

In September 2020, we changed our name from YayYo, Inc. to Rideshare Rental, Inc., in order for our corporate brand to better reflect our principal businesses, ridesharing and vehicle rentals. In February 2021, we again changed our name to EVmo, Inc., to underscore our commitment to making a full transition to electric vehicles by the end of 2024.

We are a holding company operating principally through two wholly-owned subsidiaries: Rideshare and Distinct Cars. The Rideshare Platform provides TNC drivers with an online booking platform, while Distinct Cars maintains a fleet of passenger vehicles and transit vans for use in the last-mile logistical space for rent to our TNC driver customers, enabling such drivers to meet the vehicle suitability and other requirements of rideshare and delivery gig companies such as Uber, Lyft, DoorDash and Grubhub. Through Rideshare and Distinct Cars, we seek to become a leading provider of rental vehicles to drivers in the ridesharing and delivery gig spaces, and an industry leader in supplying transit vans for last-mile logistics.

Impact of COVID-19 on our business

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on our cash flows, but we then saw a positive upward movement in revenue during the second half of 2020, which continued through fiscal 2021. This was consistent with the experience of the TNCs whose drivers we service. According to Bloomberg Second Measure, Uber and Lyft sales were up 104% and 84% year-over-year, respectively, in February 2022 from one year earlier, even in spite of the Delta and Omicron variants that resulted in spikes of infections through periods of 2021.

Given the current prevalence of FDA-approved eligible vaccines across most age groups, the marked decrease in the number of COVID-19 infections, hospitalizations and deaths in the first quarter of 2022, and the resulting easement of pandemic restrictions in our active markets, we are optimistic that COVID-19 will not have a material impact on our operations in the current fiscal year. However, certain factors- including, for example, a new, more aggressive and deadly variant that is resistant to the vaccines- could reverse the positive trends of recent months and alter our prediction.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Distinct Cars and RideShare. (As of the date of this Report, our other wholly-owned subsidiary, EV Vehicles, has no material assets and generates no revenue,) All significant intercompany transactions and balances have been eliminated.

Consolidated Results of Operations—Year ended December 31, 2020, Compared to Year ended December 31, 2019.

Total Revenues

Revenue for the year ended December 31, 2021 was $10,235,630, an increase of $2,614,450 or 34.3% compared to revenue for the year ended December 31, 2020 of $7,621,180. The increase is attributed to improved operating results stemming from, in part, drivers who regularly extend their vehicle rentals through Rideshare and an increase in the size of Distinct Cars’ vehicle fleet.

Cost of Revenues

Cost of revenues for the year ended December 31, 2021 were $8,551,454, an increase of $3,287,980 or 62.5% compared to cost of revenues for the year ended December 31, 2020 of $5,263,474. Depreciation expense on the vehicles is included in cost of revenues. The increase is due to higher depreciation expense due to an increase in fleet size and higher repairs and maintenance, including bodyshop expenses to redeploy vehicles. For the years ended December 31, 2021 and 2020 our cost of revenue was 83.5% and 69.1% of our revenue, respectively. The increase in the cost of revenue is mainly attributed to an increase in bodyshop-related expenses in the second half of the fiscal year, as we repaired a number of fleet vehicles, as well as an increase in insurance costs due to more vehicles added to the fleet.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2021 were $283,181, representing a decrease of $207,222 or 42.3% over the year ended December 31, 2020 of $490,403. The decrease is attributed to more efficient marketing efforts as we utilize platforms and channels more effectively.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were $8,397,149, representing an increase of $3,108,833 or 58.8% over the year ended December 31, 2020 of $5,288,316. This increase is principally attributed to higher payroll expenses and increased legal fees in connection with our financings and litigation matters.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2021 were $8,880,083, representing an increase of $3,101,364 or 53.7% compared to the year ended December 31, 2020 of $5,778,719. The increase is due to the aggregate reasons described in the expense-related disclosure above.

Interest Expense, Net

Interest and financing expenses for the year ended December 31, 2021 were $7,880,512 compared to $265,839 for the year ended December 31, 2021. The increase in interest and financing cost for the year ended December 31, 2021 was due to costs in connection with our debt and term loan financings in April and July 2021 and, to a lesser extent, to the leasehold arrangements for our vehicle fleet.

Gain on Forgiveness of Debt

Gain on forgiveness of debt for the year ended December 31, 2021 was $8,000 as compared to $184,775 for the same period in 2020, as, during the year ended December 31, 2020, the entire amount of the loan we received under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act was forgiven, and in the year ended December 31, 2021, a small balance remaining on an Economic Impact Disaster Loan granted by the Small Business Administration Loan was also forgiven.

Net Loss

The net loss for the year ended December 31, 2021 was $14,984,878, representing an increase of $11,482,801 or 327.9% compared to the year ended December 31, 2020 of $3,502,077. The increase is due to the aggregate reasons described in the expense-related disclosure above.

Liquidity, Capital Resources and Plan of Operations

In November 2019, we completed our initial public offering of Common Stock, sold a total of 2,625,000 common shares at a price of $4.00 per share. Total gross proceeds from the offering were $10,500,000, before deducting underwriting discounts and commissions and other offering expenses. In January 2022, we completed a follow-on offering of 27,400,000 shares of Common Stock at a price of $0.50 per share, for total gross proceeds of $13,700,000.

In January 2021, we received $500,000 from one of our stockholders in exchange for a convertible note. The note was convertible into shares of Common Stock at $0.50 per share, and was converted into 1,000,000 shares of Common Stock in February 2021.

In April 2021, as part of a securities purchase agreement, we issued and sold to an investor a 12.5% original issue discount convertible promissory note and a Common Stock purchase warrant. The note had an original principal amount of $2,250,000, with an original issue discount of $250,000. It bore interest at a fixed rate of ten percent (10%), was convertible into shares of Common Stock at a price of $3.00 per share (subject to adjustment), and was to mature on January 12, 2022. The warrant granted the investor the right to purchase 187,500 shares of Common Stock at an exercise price of $3.00, subject to adjustment; it is exercisable at any time within five (5) years of the date of issuance and additional warrants, each for 93,750 shares of Common Stock with an exercise price of $3.00 per share, were to be issued by the Company to the investor each month that the note remains outstanding.

In July 2021, we entered into a term loan, guarantee and security agreement we entered into with EICF Agent LLC, as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender, providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million, consisting of a $7.5 million closing date term loan facility and up to $7.5 million of borrowings under a delayed draw term loan facility. The initial loan was fully drawn on the closing date. The term loan agreement will mature on July 9, 2026.

In connection with the term loan, we entered into an exchange agreement with the investor who we entered into the securities purchase agreement in April 2021. As part of the exchange agreement, the investor agreed to exchange the note we issued to it in April 2021 for 230,375 shares of Series B Preferred Stock, and a warrant. The warrant granted the investor the right to purchase 93,750 shares of Common Stock at an exercise price of $3.00, subject to adjustment. This warrant is exercisable in full at any time within five (5) years of the date of issuance. Additional warrants on substantially identical terms were issued by the Company to the investor monthly until such time as the Preferred Stock was redeemed or converted in full, after which a final warrant was issued. As of the date of this Report, all shares of Series B Preferred Stock have been converted by their holder into shares of Common Stock, or redeemed by us.

Current Assets, Liabilities and Working Capital

At December 31, 2021, the Company’s current assets totaled $4,077,934, current liabilities totaled $7,051,073, and working capital was a deficit of $2,973,139. At December 31, 2020, the Company’s current assets totaled $215,990, current liabilities totaled $4,461,560, and working capital was a deficit of $4,245,570.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $4,940,580 and $2,119,003 as of December 31, 2021 and 2020, respectively, an increase of $2,821,577 or 133.2%.

Since inception, our principal sources of operating funds have been: (i) proceeds from equity financings, including two public offerings of our Common Stock and the private sales of our Common Stock to certain investors in transactions exempt from registration under the Securities Act; and (ii) the term loan for $7.5 million described above. As of the date of this Report, we believe that we have sufficient working capital to finance our operating expenses for this fiscal year and to implement the 2022 phase of our electric vehicles growth strategy, or the EV strategy. As of December 31, 2021, the Company had $1,853,928 in cash, and shortly thereafter we completed our second public offering of Common Stock.

Capital Expenditures

During the year ended December 31, 2021, the Company had capital expenditures of $5,907,439 in leased vehicles. Most of the Company’s vehicles are financed with leases. At December 31, 2021 the Company had $13,514,619 of rental vehicles, net of accumulated depreciation in the amount of $4,627,300, totaling $8,887,319 in net rental vehicles. At December 31, 2020 the Company had $9,067,885 of rental vehicles, net of accumulated depreciation in the amount of $2,871,452, totaling $6,196,433 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for one to three years and the Company has the right to purchase the leased vehicle at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash expended by operating activities for the year ended December 31, 2021 totaled $(2,501,609), which was a decrease of $1,964,886 from the net cash generated from operating activities of $536,723 for the same period in 2020. The increase is principally due to the increase in total operating expenses described above.

Cash Flows from Financing Activities

Net cash generated from financing activities for the year ended December 31, 2021 totaled $4,329,698, which was a change of $6,049,960 from the net cash expended in financing activities of $(1,720,262) for the same period in 2020. The change is principally due to the debt and equity financings we completed in April and July 2021, respectively.

Current Plan of Operations

Our plan of operations is currently focused on the growth and ongoing development of our operating businesses: (i) the Rideshare Platform, offered through Rideshare, and (ii) our vehicle fleet, which is commercially available through Distinct Cars. We expect to incur substantial expenditures in the foreseeable future for the continuing operations of our businesses. Moreover, we have embarked on our EV strategy, in which we intend to replace our entire fleet of vehicles with all electric vehicles by 2024. At this time, we cannot reliably estimate the timing or aggregate amount of all of the costs associated with these efforts.

Although, as we state above, we believe we have sufficient working capital to finance our operations in fiscal 2022 and to execute the 2022 phase of our EV strategy, it is possible that our expansion plan may require us to raise significant additional capital within a short period of time.

We continually reevaluate our plan of operations to determine how we can most effectively utilize our resources. The completion of any aspect of our plan of operations is highly dependent upon the ready availability of cash to implement that aspect of the plan and other factors, several of which are beyond our control. There can be no assurance that our current capital resources will be adequate to continue to fund our ongoing operations, nor can there be any assurance that, should we require additional capital, we will successfully obtain it on favorable terms, or at all. The potential inadequacy of our existing capital or the inability to secure additional capital could have a material adverse effect on us, including the possibility that we would have to sell or forego a portion or all of our assets or cease operations. If we discontinue our operations, we may not have sufficient funds to pay any amounts to our stockholders.

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

Contractual Obligations, Commitments and Contingencies

The Company periodically enters into a series of monthly vehicle leasing agreements with ACME Auto Leasing and Utica Leasing Company, each with an approximate lease term of 12 to 36 months. As of December 31, 2021 and December 31, 2020, the Company had total principal lease obligations before residuals in the amount of $3,989,210 and $2,400,565, respectively. The Company owes monthly payments under each lease agreement ranging from approximately $285 per month to $1,150 per month. At the end of the term of each lease agreement, we have the right to purchase ownership and title of the subject vehicle for a nominal payment. In addition, the lease agreements are subject to and secured by a grant of a purchase money security interest on each leased vehicle. We expect the useful life of each vehicle to be approximately five years but also expect to cycle vehicles at three years.

We lease and maintain our principal offices at 195 South Robertson Blvd., Beverly Hills, CA 90211, where the majority of our operational staff conducts its activities on a day-to-day basis. We do not currently own any real estate.

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

The Company has not changed its estimate for the useful lives of its equipment and rental vehicles, but would expect that a decrease in the estimated useful lives of equipment and rental vehicles of one year would result in an annual increase to depreciation expense of approximately $675,000, and an increase in the estimated useful lives of equipment and rental vehicles of one year would result in an annual decrease to depreciation expense of approximately $450,000.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and CFO have concluded that, at December 31, 2021, such disclosure controls and procedures were not effective. We elaborate on the basis for this conclusion in the discussion contained in our “Management’s Report on Internal Control over Financial Reporting” below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on those criteria, management determined that we did not maintain effective internal control over financial reporting at December 31, 2021.

Our management has concluded that our internal control over financial reporting contains a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

To address this material weakness, management has implemented procedures to ensure that the financial statements balances included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. In 2021, the Company improved oversight relating to its accounting and finance functions, but has yet to hire a sufficient number of additional accounting and finance staff to fully address the material weakness identified herein. Therefore, as of the date of this Report, this material weakness still exists and is the basis for our conclusion that our disclosure controls and procedures were, at December 31, 2021, and remain, not effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Stephen M. Sanchez	55	Chief Executive Officer and Director
Ryan Saathoff	48	Chief Financial Officer
Gregory Miller	62	Chief Operating Officer
Terren S. Peizer	61	Executive Chairman of the Board of Directors
Harbant S. Sidhu	62	Director
Douglas M. Mox	54	Director
John P. O’Neill	63	Director

Executive Officers

Stephen M. Sanchez has been one of our directors since January 2020 and has served as the Company’s Chief Executive Officer on a part-time basis since February 2021. Mr. Sanchez has over 30 years of experience in the logistics industry, particularly in the design, implementation and operation of last- mile delivery services. Since November 2019, Mr. Sanchez also serves as the CEO of PDQ Pickup LLC, a moving and logistics company, or PDQ Pickup. From August 2019 until November 2019, Mr. Sanchez was the Chief Operating Officer of PDQ Pickup. From January 2018 until August 2019, Mr. Sanchez was Senior Vice President of Operations and Business Development for Boxbot, Inc., a robotics company focusing on the development and sale of autonomous last-mile delivery vehicles. From November 2015 until January 2018, Mr. Sanchez was Senior Manager of Final Mile Process Engineering for Amazon, Inc. From September 2014 until November 2015, Mr. Sanchez served as Vice President/Director of Supply Chain – Hub and Network Planning, for LaserShip Inc., a regional provider of same-day and next-day delivery services. Mr. Sanchez, who is a veteran of the U.S. Navy, also has held positions of increasing responsibility with affiliates of DHL International GmbH, as well as with National Express Corporation and United Parcel Service. We believe that Mr. Sanchez is qualified to serve as a director of our company as a result of his extensive leadership experience in logistics and business development.

Ryan Saathoff has served as the Company’s Chief Financial Officer on a part-time basis since April 2020. In addition, Mr. Saathoff is the founder, CEO, and managing partner at RG Alliance, a privately-held full back office solutions company, with over 50 employees and 10% of its business outside the U.S. He has served as CEO of RG Alliance since 2012, and is responsible for all strategic outcome planning, financial strategy, process optimization, and leveraging business intelligence from key metrics. In that role, he has been significantly involved in supporting his clients through multiple large public and private financial acquisitions and has guided several client executive teams in taking their companies public. He also serves on the boards of several non-profit companies and is affiliated with numerous professional and industry associations. Mr. Saathoff holds a Bachelor of Arts degree from California State University, San Marcos.

Gregory Miller has served as the Company’s Chief Operating Officer since April 2021. Mr. Miller is a well-respected leader with more than 35 years of experience in the fleet management, transportation and logistics industries. In addition to his service with the Company, since 2012 he has served as the President and CEO of FleetLogik, a specialized fleet management firm based in Chicago, IL providing solutions to a broad base of public and private enterprises. His prior experience in leading both international and domestic fleet enterprises includes the role of Senior Vice President Fleet Operations and Procurement for National Express, a leading transit provider operating more than 17,000 vehicles across North America. Mr. Miller also was responsible for delivering global fleet excellence for DHL Express, managing more than 30,000 vehicles across North, Central and South America. He has held various advisory or board positions, including the Board of Directors for Auto Safety House, a Gladstone portfolio company operating a multi-state full-service truck, bus and utility vehicle distributor headquartered in Phoenix, AZ, eIQ an early start-up venture focused on the analytics of mobility and electric vehicles based in Oakland, CA, The Salvation Army advisory council and the Ford Fleet Advisory Council. Mr. Miller has a degree in Automotive Technology and a State of California lifetime teacher’s credential.

Board of Directors

Terren S. Peizer has been Executive Chairman of the Board of Directors since February 2021. He is a highly successful entrepreneur and investor, having founded and commercialized several public and private companies. Over the last decade, Mr. Peizer has served as the founder, Board Chairman, Chief Executive Officer and majority stockholder of OnTrak Inc., a leading AI and telehealth-enabled, virtualized healthcare treatment company. Mr. Peizer is also the Board Chairman, Chief Executive Officer and majority shareholder of BioVie, Inc., which is the industry leader in the development of two orphan drug candidates for the treatment of rare liver diseases. In addition, Mr. Peizer is founder, Chairman and CEO and majority shareholder of four privately- held companies. He was Chairman of Cray, Inc., which he bought from Silicon Graphics for assumption of debt and recently sold to Hewlett Packard for approximately $1.4 billion. Mr. Peizer is chairman and sole shareholder of Acuitas Group Holdings, LLC, his personal investment holding company. In addition, Mr. Peizer has held senior executive positions at Goldman, Sachs & Co., First Boston, and Drexel Burnham Lambert. We believe that Mr. Peizer’s vast experience as a corporate executive, particularly with several public companies, qualifies him to serve on and chair our Board of Directors (Mr. Peizer had previously served as one of our directors from the time of our conversion from an LLC to a corporation until May 2017).

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

John P. O’Neill has been our director since January 2020. Mr. O’Neill is a 45-year veteran of the logistics industry and has worked both in the U.S. and internationally over the course of his career. Since 1990, Mr. O’Neill has been employed by affiliates of DHL International GmbH in positions of increasing responsibility in the U.S. and throughout Asia. From March 2013 through April 2020, Mr. O’Neill was the Deputy Managing Director of DHL-Sinotrans International Air Courier, in Beijing. Mr. O’Neill returned to the U.S. and retired from DHL at the end of April 2020. Currently he provides consulting services in the logistics industry and actively manages various investments. The Company believes that Mr. O’Neill is qualified to serve as a director of the Company as a result of his extensive leadership experience in the logistics industry.

CORPORATE GOVERNANCE

Board of Directors

The Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations of the Company. The directors keep themselves informed through discussions with the Chief Executive Officer, other senior executives and by reading the reports and other materials that we send them, and by their participation in Board of Directors and committee meetings.

Term of Office

Each of our current directors, with the exception of our Executive Chairman Terren S. Peizer, was elected to the Board in January 2020 in accordance with Section 3 of the Company’s By-Laws. Mr. Peizer was appointed to the Board by a unanimous vote of the directors in connection with an expansion of the Board that was authorized in February 2021. Since the current term of office for each director is one year, and the Board has not yet scheduled an annual meeting of Company shareholders or arranged to take action by unanimous written consent of a majority of Company shareholders, each director may, as of the date of this Report, be considered a “holdover director.”

The Board size was expanded in February 2021 from five to seven members, although the Board has yet to take action to fill the vacancies in its membership. At such time as the Board has been fully constituted, it intends to take action to elect its membership either at a meeting of Company shareholders or by unanimous written consent of a majority of Company shareholders.

Director Independence

Our Board of Directors is comprised of a majority of “independent directors” as defined under Rule 803 of the NYSE American Company Guide (“Rule 803”). Although we are not currently listed on the NYSE American (or any other national securities exchange), we are using their definition of “independence” to make this determination. Rule 803 provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Rule 803 further provides that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the Company, not including interim employment that lasted less than one (1) year;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for Board or Board committee service);

●	the director who is a family member of a person who served as an executive officer of the Company at any time during the past three (3) years;

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the Company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

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

Board of Directors Meetings and Attendance

During the fiscal year ended December 31, 2021, the Board of Directors held six (6) meetings. Each director attended all of these Board meetings.

Code of Ethics

Although we are not required to do so, as the Common Stock is not listed on a national securities exchange in which an adopted Code of Ethics would be a listing requirement, our Board plans at some point to adopt a written code of business conduct and ethics (a “Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

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

Consistent with the requirements of Rule 803, the Audit Committee is composed exclusively of independent directors, at least one of whom has past employment experience in finance or accounting, holds a professional certification in accounting, or has some other comparable experience or background that results in the individual being “financially sophisticated,” including but not limited to being a CEO, CFO or other senior officer with financial oversight. However, neither of Messrs. Mox or O’Neill qualifies as an “Audit Committee financial expert,” as that term is defined in current SEC regulations. The Board size has recently been expanded and we expect that one if not more than one of our new directors to be added to the Board will so qualify.

During the fiscal year ended December 31, 2021, the Audit Committee held one meeting.

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

During the fiscal year ended December 31, 2021, the Compensation Committee held one meeting.

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

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and- desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Delinquent Section 16(a) Reports

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe as of the date of this Report that our current executive officers, directors and greater than 10 percent beneficial owners have filed on a timely basis all Section 16(a) reports required to be filed during the year ended December 31, 2021. We are aware of one late report by a former greater than 10 percent beneficial owner, the Gray Mars Venus Trust, Arizona, which to our knowledge was the result of an administrative error by the filer.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned for the years ended December 31, 2021 and 2020, for (i) all individuals serving as our principal executive officer or acting in a similar capacity during 2021 (“PEO”), and (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of 2021:

Name and principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen M. Sanchez	2021	$262,500	$		$0	$36,536	$0	$0	$0	$299,036
Chief Executive Officer (1)	2020	$0		$0	$0	$1,056	$0	$0	$0	$1,056

Ryan Saathoff	2021	$196,500		$0	$0	$17,601	$0	$0	$0	$214,101
Chief Financial Officer (2)	2020	$25,615		$0	$0	$8,800	$0	$0	$0	$34,415

Gregory Miller	2021	$187,500		$0	$0		$0	$0	$0	$187,500
Chief Operating Officer (3)	2020	$0		$0	$0	$0	$0	$0	$0	$0

Ramy El-Batrawi	2021	$0		$0	$0	$0	$0	$0	$0	$0
Former Chief Executive Officer (4)	2020	$0		$0	$0	$0	$0	$0	$0	$0

Laurie DiGiovanni	2021	$53,846		$0	$0	$0	$0	$0	$0	$53,846
Former Chief Operating Officer (5)	2020	$199,472		$0	$0	$79,204	$0	$0	$0	$278,676

(1)	Mr. Sanchez was appointed Chief Executive Officer in February 2021, Prior to then, he served as chairman of the Board, for which he was compensated 5,000 non-qualified stock options each fiscal quarter, which compensation he still receives as he remains on the Board as a non-independent director. That compensation is reflected in the “Director Compensation” table below.

(2)	Mr. Saathoff has served as Chief Financial Officer since April 2020.

(3)	Mr. Miller was appointed Chief Operating Officer in April 2021.

(4)	Mr. El-Batrawi served as Chief Executive Officer from February 2020 until February 2021. He did not take any compensation for his service during this period.

(5)	Ms. DiGiovanni served as Chief Operating Officer during the entirety of 2020 and the first quarter of 2021.

Bonuses

No bonuses were paid to any executive officers in 2021 or 2020.

Employment Agreements

No current executive officer of the Company has, as of the date of this Report, entered into an employment agreement with the Company. Upon the entry into any such employment agreement, the Company will file it with a future periodic report.

Director Compensation

Directors are currently compensated for their service on the Board through a quarterly grant of 5,000 non-qualified stock options, entitling the director to receive one share of Common Stock for each option granted at a strike price of the closing price of the Common Stock as of the grant date. Directors do not receive any additional compensation for their service on a Board committee, if any.

Name	Year	Fees Earned or Paid	Stock Awards	Option Awards	Non- Equity Incentive	All Other Compensation	Total
Stephen M. Sanchez	2021	$0	$0	$36,536	$0	$0	$36,536
	2020	$0	$0	$1,056	$0	$0	$1,056

Douglas M. Mox	2021	$0	$0	$36,536	$0	$0	$36,536
	2020	$0	$0	$1,056	$0	$0	$1,056

John P. O’Neill	2021	$0	$0	$36,536	$0	$0	$36,536
	2020	$0	$0	$1,056	$0	$0	$1,056

Harbant S. Sidhu	2021	$0	$0	$36,536	$0	$0	$36,536
	2020	$0	$0	$1,056	$0	$0	$1,056

Terren S. Peizer*	2021	$0	$0	$0	$0	$0	$0
Executive Chairman	2020	$0	$0	$0	$0	$0	$0

*- Mr. Peizer joined the Board as its Executive Chairman in February 2021. He does not take any compensation for his service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock (our only outstanding calls of voting securities) as of March 30, 2022, of (i) each person known to us to be the beneficial owner of at least five percent (5%) of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days as of March 30, 2022, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The percentages in the table below are based on an aggregate of 69,496,399 outstanding shares of Common Stock, and 4,992,967 securities exercisable into shares of Common Stock. Unless otherwise indicated, the principal mailing address of each of the persons below is c/o EVmo, Inc., 195 South Robertson Blvd. Beverly Hills, California, 90211. The Company’s executive office is also located at 195 South Robertson Blvd. Beverly Hills, California, 90211.

Name of Beneficial Owner	Title	Amount Beneficially Owned		Total Percentage
Officers and Directors (1)
Terren S. Peizer (2)	Executive Chairman	12,487,019		16.76%
Ryan Saathoff	Chief Financial Officer	156,250	(3)	* %
Gregory Miller	Chief Operating Officer	0		* %
Stephen M. Sanchez	Chief Executive Officer and Director	87,556	(4)	* %
Douglas M. Mox	Director	35,000	(5)	* %
John P. O’Neill	Director	372,987	(6)	* %
Harbant S. Sidhu	Director	85,000	(7)	* %

All Officers and Directors as a Group		13,223,812		17.75%

Greater than 5% Stockholders
Acuitas Group Holdings, LLC (8)		12,487,019		16.76%
BitNile Holdings, Inc. (9)		10,000,000		13.42%
Cavalry Fund I Management, LLC (10)		4,000,000		5.37%
Evergreen Capital Management LLC. (11)		5,022,861		6.74%
				*- less than 1.0%

(1)	Unless otherwise indicated, the principal address of the named directors and officers of the Company is c/o YayYo, Inc., 195 South Robertson Blvd. Beverly Hills, CA, 90211.
(2)	Mr. Peizer is the sole member of Acuitas Group Holdings, LLC. He has sole voting and investment power over these shares.
(3)	This total includes non-qualified stock options to purchase up to an aggregate of 156,250 shares of Common Stock.
(4)	This total includes non-qualified stock options to purchase up to an aggregate of 35,000 shares of Common Stock.
(5)	Mr. Mox’s entire beneficial ownership at present consists of non-qualified stock options.
(6)	This total includes non-qualified stock options to purchase up to an aggregate of 35,000 shares of Common Stock.
(7)	This total includes non-qualified stock options to purchase up to an aggregate of 35,000 shares of Common Stock.
(8)	Please see footnote (2) above.
(9)	Based on a Schedule 13G filed on January 31, 2022, the address of BitNile Holdings, Inc. is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141. The signatories of the Schedule 13G filed by BitNile Holdings, Inc. are its executive chairman, Milton C. Ault, III and David J. Katzoff, identified therein as a manager of Digital Power Lending, LLC, a wholly-owned subsidiary of BitNile Holdings, Inc. To the best of the Company’s knowledge, Messrs. Ault and Katzoff may be deemed to share voting and investment power over these shares.
(10)	Based on a Schedule 13G filed on January 10, 2022, Cavalry Fund I Management, LLC is identified as the general partner of each of Cavalry Fund I LP and Cavalry Special Ops Fund LLC, which report ownership of 3,000,000 and 1,000,000 shares of Common Stock, respectively. Thomas Walsh is identified therein as the manager of Cavalry Fund I Management, LLC and, to the best of the Company’s knowledge, may be deemed to have voting and investment power over these shares. The address of Mr. Walsh and these affiliated entities is stated in the Schedule 13G as 82 E. Allendale Rd., Ste. 5B, Saddle River, NJ 07458.
(11)	The address of Evergreen Capital Management LLC is 156 W Saddle River Road, Saddle River, NJ 07458. Jeffrey Pazdro and Alan Uryniak are the managers of Evergreen Capital Management LLC and may be deemed to share voting and investment power over these shares.

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

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of December 31, 2021.

Name and principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Ryan Saathoff	156,250	93,750	0	$0.22	07/25/25	0	0	0	0

Stephen M.	5,000			$0.22	07/08/25
Sanchez	5,000			$0.21	10/08/25
	5,000			$0.53	01/06/26
	5,000			$3.80	04/06/26
	5,000			$2.12	07/06/26
	5,000			$0.94	10/06/26
	5,000	0	0	$0.55	01/06/27	0	0	0	0

Douglas	5,000			$0.22	07/08/25
M. Mox	5,000			$0.21	10/08/25
	5,000			$0.53	01/06/26
	5,000			$3.80	04/06/26
	5,000			$2.12	07/06/26
	5,000			$0.94	10/06/26
	5,000	0	0	$0.55	01/06/27	0	0	0	0

John P.	5,000			$0.22	07/08/25
O’Neill	5,000			$0.21	10/08/25
	5,000			$0.53	01/06/26
	5,000			$3.80	04/06/26
	5,000			$2.12	07/06/26
	5,000			$0.94	10/06/26
	5,000	0	0	$0.55	01/06/27	0	0	0	0

Harbant S.	5,000			$0.22	07/08/25
Sidhu	5,000			$0.21	10/08/25
	5,000			$0.53	01/06/26
	5,000			$3.80	04/06/26
	5,000			$2.12	07/06/26
	5,000			$0.94	10/06/26
	5,000	0	0	$0.55	01/06/27	0	0	0	0

Indemnification of Directors and Officers

We have agreed to indemnify the underwriters against specified liabilities, including liabilities under the Securities Act, and to contribute to payments the underwriters may be required to make in respect thereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of the date of this Report, there are no transactions in which:

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

During the fiscal year ended December 31, 2021, the Company’s Executive Chairman, Terren S. Peizer, extended a short-term capital loan to the Company in an amount totaling $503,767. This loan was subsequently repaid by the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AJ Robbins CPA, LLC (“AJ Robbins”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

On January 13, 2022, AJ Robbins submitted a letter of resignation to the Board and the Audit Committee. The resignation, which was effective immediately, resulted from the retirement of the managing member of AJ Robbins and the related unwinding of the business. On January 20, 2022, the Board appointed Gries & Associates, LLC as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022.

Aggregate fees billed by the Company’s independent registered public accounting firm over the last two fiscal years are set forth below:

	2021	2020
Audit fees and quarterly reviews (1)	$131,000	$123,000
Audit related fees	-
Tax fees	-	-
All other fees (2)	65,250	-

(1)	Audit fees include fees for audit or review services in accordance with generally accepted auditing standards, such as statutory audits and services rendered for compliance with Section 404 of the Sarbanes-Oxley Act.
(2)	Other fees include services performed in connection with financing activities during fiscal year

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

Exhibits

Most of the documents listed in the Exhibit Index of this Report have been incorporated by reference to this Report, in each case as indicated therein (and are numbered in accordance with Item 601 of Regulation S-K).

Certain of the agreements filed or incorporated as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EVmo, Inc.

Consolidated Financial Statements

December 31, 2021 and 2020

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

EVmo, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EVmo, Inc. (the Company), which comprise the balance sheet as of December 31, 2021 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements.

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

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

Firm ID #6778

We have served as the Company’s auditor since 2021.

Denver, Colorado
March 31, 2022

blaze@griesandassociates.com

501 S. Cherry Street Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

EVmo, Inc.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	2021	2020

ASSETS

Current Assets:
Cash	$1,853,928	$72,890
Accounts receivable	751,450	119,239
Prepaid expenses	609,701	23,861
Deferred offering costs	862,855	-
Total current assets	4,077,934	215,990

Property and equipment, net	45,601	1,908
Rental vehicles, net	8,887,319	6,196,433
Right of use asset	149,759	-
Other assets	100,000	200,000
TOTAL ASSETS	$13,260,613	$6,614,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (including $494,890 and $590,176 to related party)	$3,784,315	$1,157,299
Accrued expenses	1,156,265	961,704
Notes payables, current	156,225	666,132
Customer deposit - related party	-	150,000
Advance from related parties	-	100,000
Finance lease obligations, current	1,810,374	1,426,425
Operating lease obligations, current	143,894	-
Total current liabilities	7,051,073	4,461,560

Note payable, net of current portion (net of discount of $1,246,566 and $0)	6,097,209	149,414
Finance lease obligations, net of current portion	2,178,836	926,453
Operating lease obligations, net of current portion	12,988	-
TOTAL LIABILITIES	15,340,106	5,537,427

Commitments and contingencies	-	-

Series B Preferred stock, $0.000001 par value; 230,550 shares authorized; 230,375 and nil shares issued and outstanding	2,303,750	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 35,769,524 and 31,981,374 shares issued and outstanding	36	32
Additional paid-in capital	39,275,591	29,750,864
Accumulated deficit	(43,658,870)	(28,673,992)
Total stockholders’ equity	(4,383,243)	1,076,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,260,613	$6,614,331

The accompanying footnotes are an integral part of these consolidated financial statements.

EVmo, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020

Revenue	$10,235,630	$7,621,180

Cost of revenue	8,551,454	5,263,474

Gross profit	1,684,176	2,357,706

Operating expenses:
Selling and marketing expenses	283,181	490,403
Product development	199,753	-
General and administrative expenses	8,397,149	5,288,316
Total operating expenses	8,880,083	5,778,719

Loss from operations	(7,195,907)	(3,421,013)

Other income (expense):
Interest and financing costs	(7,880,512)	(265,839)
Other income	83,541	-
Gain on forgiveness of debt	8,000	184,775
Total other income (expense)	(7,788,971)	(81,064)

Net loss	$(14,984,878)	$(3,502,077)

Weighted average shares outstanding :
Basic	35,058,508	31,118,425
Diluted	35,058,508	31,118,425

Loss per share
Basic	$(0.43)	$(0.11)
Diluted	$(0.43)	$(0.11)

The accompanying footnotes are an integral part of these consolidated financial statements.

EVmo, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	29,427,803	29	28,735,894	$(25,171,915)	3,564,008

Issuance of common stock for cash	2,553,571	3	274,997	-	275,000
Stock option expense	-	-	739,973	-	739,973
Net loss	-	-	-	(3,502,077)	(3,502,077)

Balance, December 31, 2020	31,981,374	$32	$29,750,864	$(28,673,992)	$1,076,904

Issuance of common stock for cash	100,000	-	50,000	-	50,000
Issuance of common stock for exercise of stock options	333,250	-	95,324	-	95,324
Issuance of common stock for cashless exercise of stock options	1,273,050	2	(2)	-	-
Issuance of common stock for settlement of litigation	256,250	-	1,145,768	-	1,145,768
Issuance of common stock for conversion of convertible debt	1,000,000	1	499,999	-	500,000
Issuance of common stock for settlement agreement	825,000	1	3,240,599	-	3,240,600
Issuance of common stock for financing cost	600	-	1,440	-	1,440
Beneficial conversion feature associated with convertible debt	-	-	840,634	-	840,634
Value of warrants issued with convertible debt	-	-	488,133	-	488,133
Value of warrants issued with note payable	-	-	778,697	-	778,697
Fair value of warrants issued for financing costs	-	-	1,992,474	-	1,992,474
Stock option expense	-	-	391,661	-	391,661
Net loss	-	-	-	(14,984,878)	(14,984,878)

Balance, December 31, 2021	35,769,524	$36	$39,275,591	$(43,658,870)	$(4,383,243)

The accompanying footnotes are an integral part of these consolidated financial statements.

EVmo, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,984,878)	$(3,502,077)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,124,728	1,436,383
Stock option expense	391,661	739,973
Amortization of debt discounts	1,712,871	30,316
Common stock issued for financing costs	1,440	-
Preferred stock issued for financing costs	53,750	-
Common stock issued for settlement agreement	3,240,600	-
Common stock issued for litigation settlement	42,018	-
Gain on forgiveness of debt	(8,000)	(184,775)
Fair value of warrants issued for financing costs	1,992,474	-
Operating lease expense	108,462	-
Changes in operating assets and liabilities:
Accounts receivable	(632,211)	(59,908)
Prepaid expenses and other assets	(485,840)	759,039
Accounts payable	3,303,094	612,045
Accrued expenses	889,561	555,727
Customer deposit - related party	(150,000)	150,000
Operating lease liability	(101,339)	-
Net cash provided by (used in) operating activities	(2,501,609)	536,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,051)	-
Net cash used in investing activities	(47,051)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	275,000
Proceeds from exercise of stock options	95,324	-
Proceeds from advance from related parties	503,766	250,000
Repayment of advance from related parties	(603,766)	(150,000)
Proceeds from convertible note payable	2,500,000	-
Proceeds from notes payable, net	6,900,000	342,675
Repayment of notes payable	(809,519)	(15,486)
Repayment of finance lease obligations	(4,271,107)	(2,422,451)
Payment of deferred offering costs	(35,000)	-
Net cash provided by (used in) financing activities	4,329,698	(1,720,262)

NET INCREASE (DECREASE) IN CASH	1,781,038	(1,183,539)

CASH, BEGINNING OF YEAR	72,890	1,256,429

CASH, END OF YEAR	$1,853,928	$72,890

CASH PAID FOR:
Interest	$157,809	$185,224
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$1,145,768	$-
Finance lease obligations	$5,907,439	$3,705,417

The accompanying footnotes are an integral part of these consolidated financial statements.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

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

Risk and Uncertainties

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on our cash flows, but we then saw a positive upward movement in revenue during the second half of 2020, which continued through fiscal 2021. This was consistent with the experience of the TNCs whose drivers we service. According to Bloomberg Second Measure, Uber and Lyft sales were up 104% and 84% year-over-year, respectively, in February 2022 from one year earlier, even in spite of the Delta and Omicron variants that resulted in spikes of infections through periods of 2021.

Given the current prevalence of FDA-approved eligible vaccines across most age groups, the marked decrease in the number of COVID-19 infections, hospitalizations and deaths in the first quarter of 2022, and the resulting easement of pandemic restrictions in our active markets, we are optimistic that COVID-19 will not have a material impact on our operations in the current fiscal year. However, certain factors- including, for example, a new, more aggressive and deadly variant that is resistant to the vaccines- could reverse the positive trends of recent months and alter our prediction.

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

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2021, the Company determined that no impairment charge was necessary.

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

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 3,918,750 warrants and 766,750 options outstanding as of December 31, 2021 and 1,631,250 warrants and 2,540,000 options outstanding as of December 31, 2020.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of the Company’s common stock, par value $0.000001 (the “Common Stock”) at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. There were 4,685,500 and 4,171,250 potentially dilutive options and warrants outstanding at December 31, 2021 and 2020, respectively, and 750,000 shares potentially issuable upon the conversion of outstanding shares of Series B Preferred Stock at December 31, 2021.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended December 31, 2021 and 2020 were $283,181 and $490,403, respectively.

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

At December 31, 2021 and 2020, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

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

Note 3 – Property and Equipment

At December 31, 2021 and 2020 equipment consisted of the following:

	2021	2020

Computer equipment	$6,046	$6,046
Office furniture	17,401	-
Leasehold improvement	29,650	-
	53,097	6,046
Less accumulated depreciation	(7,496)	(4,138)
Equipment, net	$45,601	$1,908

Depreciation expense for equipment for the years ended December 31, 2021 and 2020 was $3,358 and $1,487, respectively.

Note 4 – Rental Vehicles

At December 31, 2021 and 2020 all of the Company’s rental vehicles consisted of the following:

	2021	2020

Rental vehicles	$13,514,619	$9,067,885
	13,514,619	9,067,885
Less accumulated depreciation	(4,627,300)	(2,871,452)
Rental vehicles, net	$8,887,319	$6,196,433

The Company’s rental vehicles are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the years ended December 31, 2021 and 2020 was $2,121,370 and $1,434,896, respectively. A majority of the rental vehicles are leased with terms are generally for 12 to 36 months and the Company has the right to purchase the vehicles at the end of the lease terms.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

Note 5 – Notes Payable

Notes payable at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured	$-	$304,667
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $731 after 24 months from funding and is due 30 years from the date of issuance.	-	149,414
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in the amount of $192,775. The loan has terms of 24 months and accrues interest at 1% per annum. During the years ended December 31, 2021 and 2020, $8,000 and $184,775, respectively, of this loan has been forgiven as provided for in the CARES Act.	-	8,000
Notes payable to a finance company, default interest at 14% per annum; monthly principal payments ranging from $10,000 to $40,000 with unpaid principal due on December 15, 2021	-	355,438
Notes payable to a finance company, interest at LIBOR plus 10% per annum; monthly principal payments of 0.4166% of principal balance beginning August 1, 2022, with unpaid principal due on July 9, 2026 (A)	7,500,000	-
Total notes payable	7,500,000	817,519
Unamortized debt discount	(1,246,566)	(1,973)
Notes payable, net discount	6,253,434	815,546
Less current portion	(156,225)	(666,132)
Long-term portion	$6,097,209	$149,414

(A)	On July 9, 2021 (the “Closing Date”), the Company entered into a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) with EICF Agent LLC (“EICF”), as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender (the “Lender”), providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million (collectively, the “Term Loans”), consisting of a $7.5 million closing date term loan facility (the “Closing Date Term Loan”) and up to $7.5 million of borrowings under a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”). The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility is available upon the satisfaction of certain conditions precedent specified in the Term Loan Agreement. The Term Loan Agreement matures on July 9, 2026. Borrowings under the Term Loan Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin of 10.0%. As a condition precedent to the Agent and the Lender entering into the Term Loan Agreement, the Company issued to the Lender a common stock purchase warrant, dated as of the Closing Date (the “Warrant”), which grants the Lender the right to purchase up to 1.5 million shares of the common stock of the Company, par value $0.000001 (the “Common Stock”), at an exercise price of $2.10, subject to adjustment as set forth in the Warrant. The Warrant is subject to vesting, with 450,000 shares of Common Stock exercisable as of the Closing Date and the remainder exercisable only in the event that the Company borrows under the Delayed Draw Term Loan Facility or fails to consummate a qualifying equity transaction on or before October 7, 2021. The Warrant has no expiration date. In addition, in October 2021, the Company was required to issue to Lender a warrant for 900,000 shares of Common Stock at an exercise price of $0.93 per share as a penalty since the Company was unable to raise equity capital within 90 days of the date of this agreement.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

In connection with the Company’s entry into the Term Loan Agreement, the Company entered into an exchange agreement, dated as of July 8, 2021 (the “Exchange Agreement”), with the holder (the “Holder”) of the Company’s 12.5% OID convertible promissory notes (See Note 6) due January 12, 2022 issued on April 12, 2021 (the “Prior Notes”).

In connection with the issuance of this note payable, the Company also issued a warrant to purchase 450,000 shares of its Common Stock at an exercise price of $2.10 per shares. The aggregate relative fair value of these warrants was $778,697 and was recorded as a discount on the note payable and as additional paid in capital. In addition, the Company incurred $600,000 of cost related to this note payable. The total discount of $1,378,697 is being amortized over the term of the notes payable.

A rollforward of notes payable from December 31, 2019 to December 31, 2021 is below:

Notes payable, December 31, 2019	$287,378
Issued for cash	342,675
Lease obligation converted to note payable	355,438
Forgiveness of note payable	(184,775)
Repayments	(15,486)
Amortization of debt discounts	30,316
Notes payable, December 31, 2020	815,546
Issued for cash	7,500,000
Payment of cost associated with issuance of note payable	(600,000)
Debt discount related to notes payable	(778,697)
Forgiveness of note payable	(8,000)
Repayments	(809,519)
Amortization of debt discounts	134,104
Notes payable, December 31, 2021	$6,253,434

Future payments under note payable obligations are as follows:

Years ending December 31,
2022	$156,225
2023	374,940
2024	374,940
2025	374,940
2026	6,218,955
Thereafter
$7,500,000

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

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

On April 12, 2021, the Company, entered into a securities purchase agreement with a certain investor in connection with the issuance, as of that same date, of a 12.5% original issue discount convertible promissory note and a common stock purchase warrant. The note has an original principal amount of $2,250,000, with an original issue discount of $250,000. It bears interest at a fixed rate of 10%, is convertible into shares of Common Stock at a price of $3.00 per share (subject to adjustment as set forth in the note),and matures on January 12, 2022. The warrant grants the right to purchase 187,500 shares of common stock at an exercise price of $3.00, subject to adjustment as set forth therein, and is exercisable at any time within five years of the date of issuance. The agreement provides that additional warrants, each for 93,750 shares of common stock with an exercise price of $3.00 per share, will be issued by the Company to the investor on the 12th day of each month that the note remains outstanding. Both the note and the warrant include anti-dilution provisions in which the conversion price of the note and the exercise price of the warrant will be reduced to equal the conversion or exercise price, as applicable, of any subsequently-issued derivative security to acquire shares of common stock, or their equivalent, should that conversion or exercise price be lower than that of the note or the warrant. To account for the note and warrant, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible note. The estimated value of the warrants of $623,373 was determined using the Black-Scholes option pricing model and the following assumptions: term of five years, a risk free interest rate of .089%, a dividend yield of 0% and volatility of 190%. The face amount of the convertible note of $2,250,000 was proportionately allocated to the convertible note and the warrant in the amount of $1,761,866 and $488,134, respectively. Since the Company’s stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note of $810,633. The combined discount of $1,298,767 plus the original issue discount are recorded as a debt discount to the convertible note and are being amortized over the year life of the note. In July 2021, the Company and noteholder agreed to convert the convertible note into 230,375 shares of the Company’s Series B Preferred Stock.

A roll forward of convertible notes from December 31, 2020 to December 31, 2021 is below:

Convertible notes, December 31, 2020	$-
Issued for cash	2,500,000
Issued for original issue discount	250,000
Debt discount related to convertible notes	(1,578,767)
Conversion to common stock	(500,000)
Conversion to preferred stock	(2,250,000)
Amortization of debt discounts	1,578,767
Convertible notes, December 31, 2021	$-

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

Note 7 – Financing Lease Obligations

Lease obligations at December 31, 2021 and 2020 consisted of the following:

	2021	2020

Lease obligations	$3,989,210	$2,352,878
Less current portion	(1,810,374)	(1,426,425)
Long-term portion	$2,178,836	$926,453

A rollforward of lease obligations from December 31, 2019 to December 31, 2021 is below:

Lease obligations, December 31, 2019	$2,400,565
New lease obligations	3,705,417
Disposal of leased vehicles	(975,215)
Lease obligation converted to note payable	(355,438)
Payments on lease obligations	(2,422,451)
Lease obligations, December 31, 2020	2,352,878
New lease obligations	5,907,439
Payments on lease obligations	(4,271,107)
Lease obligations, December 31, 2021	$3,989,210

Future payments under lease obligations are as follows:

Years Ending December 31,
2022	$1,907,658
2023	1,434,106
2024	790,349
Total payments	4,132,113
Amount representing interest	(142,903)
Lease obligation, net	$3,989,210

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

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2021:

		December 31,
	Classification on Balance Sheet	2021
Assets
Operating lease assets	Operating lease right of use assets	$149,759
Total lease assets		$149,759

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$143,894
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	12,988
Total lease liability		$156,882

Lease obligations at December 31, 2021 consisted of the following:

Years Ending December 31,
2022	$157,800
2023	13,150
Total payments	170,950
Less: imputed interest	(14,068)
Total obligation	156,882
Less: current portion	(143,894)
Non-current capital leases obligations	$12,988

The lease expense for the years ended December 31, 2021 was $138,623. The cash paid under operating leases for the years ended December 31, 2021 was $131,500. At December 31, 2021, the weighted average remaining lease terms was 1.0 year and the weighted average discount rate was 15%.

Note 9 – Stockholders’ Equity

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

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

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

Common Stock

During the year ended December 31, 2021, the Company:

●	issued 100,0000 shares of Common Stock to a member of the Company’s Board of Directors, in a negotiated transaction for $0.50 per share, or aggregate cash consideration of $50,000;
●	issued 333,250 shares of Common Stock for the exercise of stock options for cash consideration of $95,324;
●	issued 1,273,050 shares of Common Stock for the cashless exercise of 1,348,525 stock options;
●	issued 600 shares of Common Stock to an investor in connection with a prior note payable agreement;
●	issued 1,000,000 shares of Common Stock in connection with the conversion of a convertible note payable for $500,000;
●	issued an aggregate of 256,250 shares of Common Stock in connection with legal settlements. The shares were valued at $1,145,768 which was based on the market price of the Common Stock on the grant date; and
●	issued 825,000 shares to Acuitas Group Holdings, LLC, (“Acuitas”) which is now the Company’s largest shareholder, in connection with a settlement agreement between Acuitas and X, LLC, a company owned by the Company’s former CEO. The Board of Directors deemed it was in the best interest of the Company to issue the shares to Acuitas. The value of the shares was $3,240,600 which is based on the market price of the Company’s Common Stock at the grant date. The $3,240,600 was expensed as financing costs as the dispute underlying the settlement agreement related to an anti-dilution of a prior investment in the Company by Acuitas.

During the year ended December 31, 2020, the Company sold an aggregate of 2,553,571 shares of Common Stock to three investors for cash proceeds of $275,000, of which 125,000 shares and $25,000 was to a member of the Company’s board of directors.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

Stock Options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	300,000	$8.00	1.00	$-
Granted	4,040,000	1.62
Forfeited	(1,800,000)	4.67
Exercised	-
Outstanding, December 31, 2020	2,540,000	$0.22	4.52	$1,074,245
Granted	310,000	0.85
Forfeited	(401,475)	0.22
Exercised	(1,681,775)	0.230
Outstanding, December 31, 2021	766,750	$0.44	3.71	$162,791
Exercisable, December 31, 2021	503,250	$0.53	3.76	$98,937

The exercise price for options outstanding and exercisable at December 31, 2021:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
20,000	$0.210	20,000	$0.210
516,750	0.215	310,125	0.215
15,000	0.220	5,000	0.220
155,000	0.530	108,125	0.530
20,000	0.940	20,000	0.940
20,000	2.120	20,000	2.120
20,000	3.800	20,000	3.800
766,750		503,250

For options granted during the year ended December 31, 2021 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.82 and the weighted-average exercise price of such options was $0.85. No options were granted during the year ended December 31, 2021 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

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

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $391,661 and $739,973 during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the unamortized stock option expense was $63,112.

The assumptions used during the year ended December 31, 2021 and 2020 in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows:

	2021	2020
Risk-free interest rate	0.33% - 0.99%	0.28% - 1.59%
Expected life of the options	5.0 years	5.0 years
Expected volatility	180%-195%	195%-212%
Expected dividend yield	0%	0%

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	1,631,250	$4.08	3.38	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2020	1,631,250	$4.08	2.38	$-
Granted	2,287,500	2.01
Forfeited	-
Exercised	-
Outstanding, December 31, 2021	3,918,750	$2.87	3.17	$-
Exercisable, December 31, 2021	3,918,750	$2.87	3.17	$-

The exercise price for warrants outstanding at December 31, 2021:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
900,000	$0.93
450,000	2.10
937,500	3.00
1,500,000	4.00
131,250	5.00
3,918,750

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

In connection with a convertible note discussed in Note 6, the Company has issued an aggregate of 937,500 warrants. The fair value of the warrants was determined to be $1,823,926, using a Black-Scholes model, and has been recorded as financing costs in the accompanying statements of operations for the year ended December 31, 2021. The Company used the following assumptions in determining the fair value:

Risk-free interest rate	0.76 – 1.25%
Expected life of the options	5 years
Expected volatility	180%-190%
Expected dividend yield	0%

In connection with a note payable discussed in Note 5, the Company has issued an aggregate of 900,000 warrants. The fair value of the warrants was determined to be $791,921, using a Black-Scholes model, and has been recorded as financing costs in the accompanying statements of operations for the year ended December 31, 2021. The Company used the following assumptions in determining the fair value:

Risk-free interest rate	1.08%
Expected life of the options	5 years
Expected volatility	190%
Expected dividend yield	0%

Note 10 – Related Party Transactions

During the year December 31, 2020, the Company expensed $2,321,186 related to insuring the Company fleet of vehicles from a brokerage firm whose owner was a 5% or greater stockholder of the Company during that year. At December 31, 2020, $265,257 was owed to this insurance brokerage and is included in accounts payable in the accompanying consolidated balance sheets.

The Company’s Executive Chairman and former CEO have made advances the Company. During the year ended December 31, 2021, the Company’s Executive Chairman loaned the Company $503,767 and was repaid $503,767. The Company’s former CEO loaned the Company $100,000 in 2020, and, during the years ended December 31, 2021 was repaid $100,000. At December 31, 2021, the Company owed its Executive Chairman and former CEO $0 and $0, respectively.

During the year ended December 31, 2020, the Company expensed $32,173, in advertising expenses from a company whose CEO was also a former director of the Company. At December 31, 2020, $324,920, was owed to this company and is included in accounts payable in the accompanying consolidated balance sheets.

Note 11 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2021 and 2020 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended December 31, 2021 and 2020.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

A reconciliation of the differences between the effective and statutory income tax rates for the years ended December 31, 2021 and 2020:

	2021		2020
	Amount	Percent	Amount	Percent

Federal statutory rates	$(3,146,825)	21.0%	$(735,436)	21.0%
State income taxes	(1,048,941)	7.0%	(245,145)	7.0%
Permanent differences	1,842,891	-12.3%	335,916	-9.6%
Valuation allowance against net deferred tax assets	2,352,875	-15.7%	644,665	-18.4%
Effective rate	$-	0.0%	$-	0.0%

At December 31, 2021 and 2020, the significant components of the deferred tax assets are summarized below:

	2021	2020
Deferred income tax asset
Net operation loss carryforwards	5,262,153	3,173,878
Accrued expenses	314,805	50,205
Total deferred income tax asset	5,576,958	3,224,084
Less: valuation allowance	(5,576,958)	(3,224,084)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $2,352,875 and $644,655 in 2021 and 2020, respectively, as a result of the Company generating additional net operating losses.

The Company has recorded as of December 31, 2021 and 2020 a valuation allowance of $5,576,958 and $3,224,084, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2021 and 2020.

The Company has net operating loss carry-forwards of approximately $18,800,000. Such amounts are subject to IRS code section 382 limitations and expire in 2031. The 2019, 2020 and 2021 tax year is still subject to audit.

Note 12 – Contingencies

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business. Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with a specific degree of confidence. The Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows, other than those described below.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi; Robert Vanech v. YayYo, Inc., and Ramy El-Batrawi

Plaintiff Anthony Davis filed a complaint on March 5, 2020, in the Los Angeles Superior Court that alleges that he was hired by the Company as its CEO and as a director in or about December 2016. Mr. Davis’s employment with the Company ended after several months when his contract was not renewed. As part of his compensation, Mr. Davis alleges that he expected to receive stock options in the Company. In his pleadings, Mr. Davis admits that he resigned from his executive officer and director positions, but asserts that he did not receive certain compensation in the form of stock options (he has also included a claim for wage and hour violations). The Company denies liability and has asserted that it has paid Mr. Davis all material amounts due to him under his employment agreement, while also asserting that Mr. Davis failed to exercise his stock options before they expired on December 31, 2018. The Company filed a demurrer to the first amended complaint, which the Superior Court granted in part and denied in part on September 8, 2021. Plaintiff Davis since filed a second amended complaint, to which the Company filed an answer. Plaintiff Vanech was hired on the same date as Davis, in December 2016 and his employment with the company was similarly short-lived. He too claims that he was provided his stock options, although, like Davis, Vanech admits that he did not ever exercise the options. Vanech’ s complaint was filed in December 2021.

The Company’s position as to both lawsuits is that Davis’ and Vanech’ s claims entirely lack merit, and the Company intends to defend against the lawsuits vigorously.

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 and Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066 (Vanbecelaere)(hereafter the “State Cases”)

On July 22 and July 23, 2020, respectively, two actions were filed in the Los Angeles Superior Court. The complaints underlying the State Cases differ only by a few words and some random punctuation marks, and are therefore virtually identical. Plaintiffs Ivan Rung and Michael Vanbecelaere each claimed to have purchased the Common Stock as part of the Company’s initial public offering (the “IPO”); they purport to bring a securities class action on behalf of all purchasers of the Common Stock pursuant to the registration statement and prospectus filed with the SEC and distributed in connection with the Company’s IPO, which was launched on November 14, 2019. The State Case complaints allege misrepresentations and material omissions in the SEC filings in violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The Company has and continues to vigorously deny any and all liability and asserts that the State Cases are baseless. It is the Company’s firm position that it accurately and completely disclosed all material facts and circumstances in its SEC filings relating to the IPO, and subsequently in its periodic SEC reports, including those that were potentially adverse to the Company’s operations and business prospects. The State Cases litigation is presently stayed pending the outcome of the federal securities case discussed below (Hamlin v. YayYo, Inc.), as to which, as noted below, the parties have announced a “settlement in principle”, which is subject to court approval in the district court. The Company anticipates filing motions to dismiss the purported class actions in Rung on the basis of the approval of the federal settlement which the district court has preliminarily approved (see Hamlin case below).

Jason Hamlin v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8235 (SVW) and William Koch v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8591 (SVW)(now consolidated as “In re YayYo Securities Litigation”)

These two actions were filed on September 9, 2020 and September 18, 2020, respectively, in the United States District Court for the Central District of California. Plaintiffs Jason Hamlin and William Koch each claim to have purchased the Common Stock as part of the IPO and, like the plaintiffs in the State Cases, purport to bring a securities class action pursuant to Sections 11 and 15 of the Securities Act, as well as and Section 17(a) and 10(b)(5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on behalf of all purchasers of the Common Stock in the IPO. The first amended complaint, like the State Cases, alleges false statements and material omissions of material fact in connection with the SEC filings distributed in connection with the IPO. The defendants include directors of the Company and the underwriters of the IPO, WestPark Capital, Inc. (“WestPark”) and Aegis Capital Corp. The federal court has consolidated the two matters for all practical purposes. As with the State Cases, the Company denies liability and asserts that it accurately and completely disclosed all material facts and circumstances in its SEC filings, and that the complaint’s alleged violations of securities laws are baseless. Please see Note 13- Subsequent Events for a description of a provisional settlement of this litigation, which should, if approved by the district court, end all securities class action litigation.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

Zada v. EVMO, Inc and Rami El-Batrawi, Los Angeles Superior Court No. 21STCV43510

On November 29, 2021, a complaint was filed by Norman Zada, a Company shareholder, against EVmo and El-Batrawi alleging breach of contract and fraud in connection with the plaintiff’s purchase of 20,000 shares of Common Stock in February 2018 that the plaintiff claims he did not receive for over three years. By the time the plaintiff was able to acquire the 20,000 shares, the value of the stock had dropped to $1.90 per share. By virtue of the allegedly late delivery of shares, the plaintiff alleges damages of approximately $94,420. Other allegations of wrongdoing on Mr. El-Batrawi’s behalf are included in the complaint but add nothing of a material nature to the legal dispute. Both El-Batrawi and EVmo presently intend to file demurrers to the Complaint and if necessary vigorously defendant the lawsuit on the merits.

Konop v. El-Batrawi, et al., 1:20-cv-1379- MN (Filed in Del. District Court)

On October 12, 2020 a complaint was filed in Delaware District Court, which has since been transferred to the U.S. District Court for the Central District of California, and assigned as a related case to the judge in the pending federal securities action described immediately above. This case is a purported shareholder derivative action, in which the Company is a nominal defendant, alleging that the Company’s executive officers and directors at the time of its IPO made false and misleading statements relating to the Company’s business, operations, and future prospects and that the directors breached their fiduciary duties in doing so. The Company believes that the allegations of the complaint are spurious and has moved in federal district court to dismiss the action pursuant to Federal Rules 23.1 and 12(b)(6) – failure to make a demand on the board of directors for corporate action before filing the lawsuit. If the company’s motion to dismiss is denied, it intends to vigorously defend the litigation.

Note 13 – Settlements

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

Notes to Consolidated Financial Statements

For Year Ended December 31, 2021 and 2020

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

In Re YayYo Securities Litigation settlement.

The parties to the federal court litigation announced on October 21, 2021 that they had reached a settlement, which if approved by the district court, should remove any further obstacle for national exchange listing and/or corporate name/symbol change sought by corporation. The settlement agreement received preliminary approval by the district court on January 13, 2022, allowing the notice of the proposed settlement to be distributed to all class members, who unless they object or drop out, will be bound by the multi-million dollar settlement. The Company’s portion of the settlement was $1 million paid out in equal installments every 3 months over the coming year. These payments are being timely made. Executive Chairman Terren Peizer provided his personal guarantee for the whole amount due to the plaintiffs. The district court has set a hearing for final “approval” of the settlement for June 6, 2022 in an order that stated: “the Court grants preliminary approval of the settlement and of the notification procedures as detailed in the parties’ proposed order, ECF No. 168-2,” with the court setting dates for persons to file objections or comments to the settlement prior the hearing which was “set for June 6, 2022 at 1 :30p.m.”

Note 14 – Subsequent Events

Subsequent to December 31, 2021, the Company:

●	issued 27,400,000 shares of Common Stock in a public offering for gross proceeds of $13,700,000; and

●	issued 6,310,000 shares of Common Stock for the conversion of 220,850 shares of Series B Preferred Stock. The remaining 9,525 outstanding shares of Series B Preferred Stock were redeemed by the Company.

In addition, after the public offering and conversion of most of the Series B Preferred Stock, the two warrants issued to Energy Impact Credit Fund I, LP in 2021 for 450,000 shares and 900,000 shares of Common Stock, respectively, were subject to adjustment according to their terms. The warrant for 450,000 shares has been adjusted to one for 711,656 shares at an exercise price of $1.33 and the warrant for 900,000 shares has been adjusted to one for 1,174,311 at an exercise price of $0.71 per share.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of YayYo, Inc. (incorporated by reference to Exhibit 2.4 contained in the Company’s Form 1-A filed on December 15, 2016).

3.2	Amended and Restated By-laws of YayYo, Inc. (incorporated by reference to Exhibit 3.4 contained in the Company’s Form S-1/A filed on June 7, 2018).

3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 2.5 contained in the Company’s Form 1-A filed on December 15, 2016).

3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 contained in the Company’s current report on Form 8-K filed on July 14, 2021).

3.5	Certificate of Correction for the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 contained in the Company’s current report on Form 8-K filed on July 14, 2021).

4.1*	Description of Securities

4.2	Warrant, dated March 8, 2018 (incorporated by reference to Exhibit 4.3 contained in the Company’s annual report on Form 10-K filed on filed on March 31, 2020).

4.3	Form of Warrant issued to Energy Impact Credit Fund I, LP (incorporated by reference to Exhibit 10.2 contained in the Company’s current report on Form 8-K filed on July 14, 2021).

4.4	Form of Warrant issued to bridge lender (incorporated by reference to Exhibit 10.4 contained in the Company’s current report on Form 8-K filed on July 14, 2021).

10.1+	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 contained in the Company’s Form S-1/A filed on June 7, 2018).

10.2	Term Loan, Guarantee and Security Agreement with EICF Agent LLC and Energy Impact Credit Fund I, LP (incorporated by reference to Exhibit 10.1 contained in the Company’s current report on Form 8-K filed on July 14, 2021).

29

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K filed on March 31, 2021)

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed or furnished herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

30

SIGNATURES

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2022

EVmo, Inc.

By:	/s/ Stephen M. Sanchez
Stephen M. Sanchez
Chief Executive Officer and Director

By:	/s/ Ryan Saathoff
Ryan Saathoff
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen M. Sanchez	Chief Executive Officer and	March 31, 2022
Stephen M. Sanchez	Director (Principal Executive Officer)

/s/ Ryan Saathoff	Chief Financial Officer	March 31, 2022
Ryan Saathoff	(Principal Financial Officer)

/s/ Terren S. Peizer	Executive Chairman, Board of	March 31, 2022
Stephen M. Sanchez	Directors

/s/ Harbant S. Sidhu	Director	March 31, 2022
Harbant S. Sidhu

/s/ Douglas M. Mox	Director	March 31, 2022
Douglas M. Mox

/s/ John P. O’Neill	Director	March 31, 2022
John P. O’Neill

31