Form 10-Q
period 2022-03-31
EVmo, Inc.
filed 2022-05-16
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

69,693,274 shares of common stock, $0.000001 par value, as of May 13, 2022

ii

EVmo, Inc.

Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (unaudited)

EVmo, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$10,949,709	$1,853,928
Accounts receivable	764,478	751,450
Prepaid expenses	310,818	609,701
Deferred offering costs	-	862,855
Total current assets	12,025,005	4,077,934

Property and equipment, net	44,731	45,601
Rental vehicles, net	8,292,568	8,887,319
Right of use asset	142,791	149,759
Other assets	-	100,000
TOTAL ASSETS	$20,505,095	$13,260,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (including $207,135 and $670,047 to related party)	$1,672,033	$3,784,315
Accrued expenses	837,044	1,156,265
Notes payables, current (net of discount of $0 and $0)	312,500	156,225
Customer deposit - related party	-	-
Advance from related parties	-	-
Finance lease obligations, current	1,616,586	1,810,374
Operating lease obligations, current	117,432	143,894
Total current liabilities	4,555,595	7,051,073

Note payable, net of current portion (net of discount of $1,246,566)	5,940,934	6,097,209
Finance lease obligations, net of current portion	2,041,655	2,178,836
Operating lease obligations, net of current portion	-	12,988
TOTAL LIABILITIES	12,538,184	15,340,106

Commitments and contingencies	-	-

Series B Preferred stock, $0.000001 par value; 230,550 shares authorized; nil and 230,375 shares issued and outstanding	-	2,303,750

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 67,367,924 and 35,769,524 shares issued and outstanding	67	36
Additional paid-in capital	53,135,766	39,275,591
Accumulated deficit	(45,168,922)	(43,658,870)
Total stockholders’ equity	7,966,911	(4,383,243)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,505,095	$13,260,613

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021 (unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$2,459,709	$2,294,532

Cost of revenue	1,972,063	1,780,903

Gross profit	487,646	513,629

Operating expenses:
Selling and marketing expenses	64,336	165,748
Product development	19,000	9,500
General and administrative expenses	1,462,325	1,439,101
Total operating expenses	1,545,661	1,614,349

Loss from operations	(1,058,015)	(1,100,720)

Other income (expense):
Interest and financing costs	(452,037)	(3,324,943)
Other income	-	-
Gain on forgiveness of debt	-	8,000
Total other income (expense)	(452,037)	(3,316,943)

Net loss	$(1,510,052)	$(4,417,663)

Weighted average shares outstanding :
Basic	72,645,391	33,383,431
Diluted	72,645,391	33,383,431

Loss per share
Basic	$(0.02)	$(0.13)
Diluted	$(0.02)	$(0.13)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021 (unaudited)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	35,769,524	$36	$39,275,591	$(43,658,870)	$(4,383,243)
					-
Issuance of common stock for cash	27,400,000	28	13,700,000		13,700,028
Issuance of common stock for exercise of stock options	91,500	1	69,996		69,997
Issuance of common stock for conversion of convertible debt	128,125	1	64,063		64,064
Issuance of common stock for financing cost	535,967	1	-		1
Stock option expense			26,116		26,116
Net loss				(1,510,052)	(1,510,052)

Balance, March 31, 2022	65,725,116	67	53,135,766	(45,168,922)	7,966,911

Balance, December 31, 2020	31,981,374	$32	$29,750,864	$(28,673,992)	$1,076,904

Issuance of common stock for cash	100,000	-	50,000	-	50,000
Issuance of common stock for exercise of stock options	35,000	-	15,400	-	15,400
Issuance of common stock for cashless exercise of stock options	960,550	1	(1)	-	-
Issuance of common stock for settlement of litigation	225,000	-	1,103,750	-	1,103,750
Issuance of common stock for conversion of convertible debt	1,000,000	1	499,999	-	500,000
Issuance of common stock for settlement agreement	825,000	1	3,240,599	-	3,240,600
Issuance of common stock for financing cost	600	-	1,440	-	1,440
Beneficial conversion feature associated with convertible debt	-	-	30,000	-	30,000
Stock option expense	-	-	193,587	-	193,587
Net loss	-	-	-	(4,417,663)	(4,417,663)

Balance, March 31, 2021	35,127,524	35	34,885,638	(33,091,655)	1,794,018

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021 (unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,510,052)	$(4,417,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,632	463,251
Stock option expense	26,116	193,587
Amortization of debt discounts	-	31,789
Common stock issued for financing costs	32	1,440
Common stock issued for settlement agreement	-	3,240,600
Gain on forgiveness of debt	-	(8,000)
Fair value of warrants issued for financing costs	-	-
Leased Vehicles	381,989	18,708
Changes in operating assets and liabilities:
Accounts receivable	(13,028)	77,604
Prepaid expenses and other assets	298,883	(31,815)
Other Assets	106,968	-
Accounts payable	(2,112,283)	402,141
Accrued expenses	(319,221)	(12,776)
Customer deposit - related party	-	125,000
Operating lease liability	(39,450)	(6,654)
Net cash used in operating activities	(2,966,414)	77,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(47,051)
Net cash used in investing activities	-	(47,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	13,834,059	50,000
Proceeds from exercise of stock options	-	15,400
Proceeds from advance from related parties	-	503,766
Repayment of advance from related parties	-	(34,485)
Proceeds from convertible note payable	-	500,000
Proceeds from notes payable, net	-	(20,551)
Repayment of notes payable	-	-
Redemption of Preferred Stock	(2,303,750)	-
Repayment of finance lease obligations	(330,969)	(961,705)
Payment of deferred offering costs	862,855	-
Net cash provided by (used in) financing activities	12,062,195	52,425

NET INCREASE (DECREASE) IN CASH	9,095,781	82,586

CASH, BEGINNING OF PERIOD	1,853,928	72,890

CASH, END OF PERIOD	$10,949,709	$155,476

CASH PAID FOR:
Interest	$328,566	$51,114
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$1,103,750	$-
Finance lease obligations	$3,658,241	$3,705,417

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

EVmo, Inc. (“EVmo” or the “Company”) was incorporated on June 21, 2016 under the laws of the state of Delaware originally as a limited liability company and subsequently converted to a Delaware C corporation. The Company was originally incorporated under the name of YayYo, Inc. and changed its name to Rideshare Rental, Inc. on September 11, 2020. On March 1, 2021, the Company changed its name from Rideshare Rental, Inc. to EVmo, Inc.

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

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such results and regulations. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Distinct Cars and RideShare, and a third subsidiary, EV Vehicles, LLC, a Delaware limited liability company that is not yet operational. All significant intercompany transactions and balances have been eliminated.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2022 the Company determined that no impairment charge was necessary.

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 4,582,842 warrants and 694,625 options outstanding as of March 31, 2022 and 1,631,250 warrants and 1,755,000 options outstanding as of March 31, 2021.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of the Company’s common stock, par value $0.000001 (the “Common Stock”) at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. There were 5,287,467 and 3,386,250 potentially dilutive options and warrants outstanding at March 31, 2022 and 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three months ended March 31, 2022 and 2021 were $64,336 and $165,748, respectively.

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

At March 1, 2022 and 2021, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

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

Note 3 – Property and Equipment

At March 31, 2022 and December 31, 2021 equipment consisted of the following:

	March 31,	December 31,
	2022	2021

Computer equipment	$6,046	$6,046
Office furniture	17,401	17,401
Leasehold improvement	29,650	29,650
	53,097	53,097
Less accumulated depreciation	(8,366)	(7,496)
Equipment, net	$44,731	$45,601

Depreciation expense for equipment for the three months ended March 31, 2022 and 2021 was $870 and $826 respectively.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

Note 4 – Rental Vehicles

At March 31, 2022 and December 31, 2021 all of the Company’s rental vehicles consisted of the following:

	March 31,	December 31,
	2022	2021

Rental vehicles	$13,132,629	$13,514,619
	13,132,629	13,514,619
Less accumulated depreciation	(4,840,061)	(4,627,300)
Rental vehicles, net	$8,292,568	$8,887,319

The Company’s rental vehicles are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the years ended March 31, 2022 and 2021 was $519,533 and $462,425, respectively. A majority of the rental vehicles are leased with terms are generally for 12 to 36 months and the Company has the right to purchase the vehicles at the end of the lease terms. The reduction in Rental Vehicles Asset balance was due to the sale of 36 Transit Vans in Q1 2022.

Note 5 – Notes Payable

Notes payable at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021

Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured	$-	$-
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $731 after 24 months from funding and is due 30 years from the date of issuance.	-	-
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in the amount of $192,775. The loan has terms of 24 months and accrues interest at 1% per annum. During the years ended December 31, 2021 and 2020, $8,000 and $184,775, respectively, of this loan has been forgiven as provided for in the CARES Act.	-	-
Notes payable to a finance company, default interest at 14% per annum; monthly principal payments ranging from $10,000 to $40,000 with unpaid principal due on December 15, 2021	-	-
Notes payable to a finance company, interest at LIBOR plus 10% per annum; monthly principal payments of 0.4166% of principal balance beginning August 1, 2022, with unpaid principal due on July 9, 2026 (A)	7,500,000	7,500,000
Total notes payable	7,500,000	7,500,000
Unamortized debt discount	(1,246,566)	(1,246,566)
Notes payable, net discount	6,253,434	6,253,434
Less current portion	(312,500)	(156,225)
Long-term portion	$5,940,934	$6,097,209

(A)	On July 9, 2021 (the “Closing Date”), the Company entered into a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) with EICF Agent LLC (“EICF”), as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender (the “Lender”), providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million (collectively, the “Term Loans”), consisting of a $7.5 million closing date term loan facility (the “Closing Date Term Loan”) and up to $7.5 million of borrowings under a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”). The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility is available upon the satisfaction of certain conditions precedent specified in the Term Loan Agreement. The Term Loan Agreement matures on July 9, 2026. Borrowings under the Term Loan Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin of 10.0%. As a condition precedent to the Agent and the Lender entering into the Term Loan Agreement, the Company issued to the Lender a common stock purchase warrant, dated as of the Closing Date (the “Warrant”), which grants the Lender the right to purchase up to 1.5 million shares of the common stock of the Company, par value $0.000001, at an exercise price of $2.10, subject to adjustment as set forth in the Warrant. The Warrant is subject to vesting, with 450,000 shares of Common Stock exercisable as of the Closing Date and the remainder exercisable only in the event that the Company borrows under the Delayed Draw Term Loan Facility or fails to consummate a qualifying equity transaction on or before October 7, 2021. The Warrant has no expiration date. In addition, in October 2021, the Company was required to issue to Lender an additional warrant for 900,000 shares of common stock (the “Additional Warrant”) as a penalty since the Company was unable to raise equity capital within 90 days of the date of this agreement. Upon completion of the equity capital raise completed on January 6, 2022, anti-dilution adjustments were made to the issued warrants. The Warrant for 450,000 common shares at an exercise price of $2.10 was adjusted to one for 711,656 shares at an exercise price of $1.33 and the Additional Warrant for 900,000 common shares at an exercise price was adjusted to one for 1,174,311 shares at an exercise price of $0.71.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

In connection with the Company’s entry into the Term Loan Agreement, the Company entered into an exchange agreement, dated as of July 8, 2021 (the “Exchange Agreement”), with the holder (the “Holder”) of the Company’s 12.5% OID convertible promissory notes due January 12, 2022 issued on April 12, 2021 (the “Prior Notes”). This Exchange Agreement resulted in the issuance of preferred stock that was later either converted to common stock or redeemed after completion of the equity capital raise in January 2022. On January 22, 2022, 110,325 of Series B preferred stock was converted to 3,152,143 of common stock at $0.35 per share. On March 22, 2022, 110,525 of Series B preferred stock was converted to 3,157,857 of common stock at $0.35 per share. The remaining outstanding Series B preferred stock, 9,525 shares, was redeemed and a final warrant was issued to the Holder for 128,125 common shares at an exercise price of $0.50 per share.

A rollforward of notes payable from December 31, 2021 to March 31, 2022 is below:

Notes payable, December 31, 2021	$7,500,000
Issued for cash	-
Lease obligation converted to note payable	-
Forgiveness of note payable	-
Repayments	-
Amortization of debt discounts	-
Notes payable, March 31, 2022	7,500,000

Future payments under note payable obligations are as follows:

Years ending December 31,
2022	$156,225
2023	374,940
2024	374,940
2025	374,940
2026	6,218,955
Thereafter
$7,500,000

Note 6 – Convertible Notes

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

As described in Note 5, in connection with the Company’s entry into the Term Loan Agreement, the Company also entered into the Exchange Agreement. This Exchange Agreement resulted in the issuance of preferred stock that was later either converted to common stock or redeemed after completion of the equity capital raise in January 2022. On January 22, 2022, 110,325 of Series B preferred stock was converted to 3,152,143 of common stock at $0.35 per share. On March 22, 2022, 110,525 of Series B preferred stock was converted to 3,157,857 of common stock at $0.35 per share. The remaining outstanding Series B preferred stock, 9,525 shares, was redeemed and a final warrant was issued to the Holder for 128,125 common shares at an exercise price of $0.50 per share.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

A roll forward of convertible notes from March 31, 2022 to December 31, 2021 is below:

Convertible notes, December 31, 2021	$-
Issued for cash	-
Issued for original issue discount	-
Debt discount related to convertible notes	-
Conversion to common stock	-
Conversion to preferred stock	-
Amortization of debt discounts	-
Convertible notes, March 31, 2022	$-

Note 7 – Financing Lease Obligations

Lease obligations at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021

Lease obligations	$3,658,241	$3,989,210
Less current portion	(1,616,586)	(1,810,374)
Long-term portion	$2,041,655	$2,178,836

A rollforward of lease obligations from December 31, 2021 to March 31, 2022 is below:

Lease obligations, December 31, 2021	$3,989,210
New lease obligations	1,303,487
Disposal of leased vehicles	(1,229,692)
Lease obligation converted to note payable	-
Payments on lease obligations	(405,764)
Lease obligations, March 31, 2022	$3,658,241

Future payments under lease obligations are as follows:

Years Ending December 31,
2022	$1,310,334
2023	1,823,126
2024	615,200
2025	406,075
2026	71,969
Total payments	4,226,714
Amount representing interest	(568,463)
Lease obligation, net	$3,658,241

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2022:

	Classification on Balance Sheet	March 31, 2021
Assets
Operating lease assets	Operating lease right of use assets	$109,953
Total lease assets		$109,953

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$117,432
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	-
Total lease liability		$117,432

Lease obligations at March 31, 2022 consisted of the following:

Years Ending December 31,
2022	$101,432
2023	13,150
Total payments	117,432
Total obligation
Less: current portion	(117,432)
Non-current capital leases obligations	$-

The lease expense for the three months ended March 31, 2022 was $64,204. At March 31, 2022, the weighted average remaining lease terms was 1.0 year and the weighted average discount rate was 15%.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

Note 9 – Stockholders’ Equity

The Company has authorized 100,000,000 shares of capital stock, which consists of 90,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Series B Preferred Stock

Pursuant to the Exchange Agreement (see Note 5), the Holder agreed to exchange the Prior Notes for 230,375 shares of Series B convertible preferred stock, par value $0.000001 per share (the “Series B Preferred Stock”), and a warrant (the “Exchange Warrant”). The Exchange Warrant granted the Holder the right to purchase 93,750 shares of Common Stock at an exercise price of $3.00, subject to adjustment as set forth therein. The Exchange Warrant is exercisable in full at any time within five years of the date of issuance. Additional warrants on substantially identical terms as the Exchange Warrant were issued by the Company to the Holder monthly until all of the outstanding Series B Preferred Stock was either converted or redeemed in full, upon which a final warrant was issued.

Pursuant to its Certificate of Designation and the Exchange Agreement, as applicable, the Series B Preferred Stock had the following features:

●	The Series B Preferred Stock was convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $3.00 per share, subject to adjustment as set forth in the Certificate of Designation;

●	The Series B Preferred Stock was subject to mandatory redemption in full at a redemption price initially equal to $10.00 per share, within 15 business days after the date on which the Company completed an equity financing resulting in total proceeds of at least $10 million. At any time after January 12, 2022, provided that the Company had paid in full all obligations outstanding under the Term Loan Agreement, the holders of a majority of the outstanding shares of Series B Preferred Stock were entitled to require the Company to redeem the Series B Preferred Stock at the then applicable redemption price, and any such redemption of Series B Preferred Stock would be prior and superior to the redemption of any and all other equity securities of the Company duly tendered for redemption; and

●	If, at any time while the Series B Preferred Stock is outstanding, the Company completed any single public offering or private placement of its equity, equity-linked or debt securities (each, a “Future Transaction”), the Holder could, in its sole discretion, elect to apply all, or any portion, of the then outstanding Preferred Stock and any accrued but unpaid dividends, as purchase consideration for such Future Transaction. The conversion price applicable to such conversion would equal seventy percent (70%) of the cash purchase price paid per share, unit or other security denomination for the securities of the Company issued to other investors in the Future Transaction.

On January 22, 2022, 110,325 of Series B preferred stock was converted to 3,152,143 of common stock at $0.35 per share. On March 22, 2022, 110,525 of Series B preferred stock was converted to 3,157,857 of common stock at $0.35 per share. The remaining outstanding Series B preferred stock, 9,525 shares, was redeemed and a final warrant was issued to the Holder for 128,125 common shares at an exercise price of $0.50 per share.

Common Stock

During the three months ended March 31, 2022, the Company:

●	issued 27,400,000 shares of common stock through an equity capital raise at $0.50 per share;
●	issued 3,152,143 shares of common stock at $0.35 per share to redeem 110,325 shares of Series B Preferred Stock;
●	issued 3,157,857 shares of common stock at $0.35 per share to redeem 110,525 shares of Series B Preferred Stock;

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

Stock Options

The following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	766,750	$.53	3.76	$98,937
Granted	40,000	.47	4.89
Forfeited	-	-
Exercised	-
Outstanding, March 31, 2022	806,750	$0.44	3.71	$162,791
Exercisable, March 31, 2022	619,750	$0.50	3.86	$98,937

The exercise price for options outstanding and exercisable at March 31, 2022:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
20,000	$0.210	20,000	$0.210
516,750	0.215	372,250	0.215
15,000	0.220	10,000	0.220
155,000	0.530	117,500	0.530
20,000	0.940	20,000	0.940
20,000	2.120	20,000	2.120
20,000	3.800	20,000	3.800
20,000	0.390	20,000	0.390
20,000	0.550	20,000	0.550
806,750		619,750

For options granted during the three months ended March 31, 2022 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.47 and the weighted-average exercise price of such options was $0.47. No options were granted during the three months ended March 31, 2022 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $26,116 and $193,587 during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the unamortized stock option expense was $50,610.

Warrants

The following is a summary of warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	3,918,750	$2.87	3.17	$-
Granted	664,092
Forfeited	-
Exercised	-
Outstanding, March 31, 2022	4,582,842	$2.47	3.48	$-
Exercisable, March 31, 2022	4,582,842	$2.47	3.48	$-

The exercise price for warrants outstanding at March 31, 2022:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
1,174,311	$0.71
711,656	1.33
937,500	3.00
1,500,000	4.00
131,250	5.00
128,125	.50
4,582,842

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

Note 10 – Related Party Transactions

During the three months ended March 31, 2022 and 2021, the Company expensed $530,987 and $897,281, respectively, in insurance expense related to insuring the Company fleet of vehicles from an insurance brokerage firm whose owner is also a stockholder of the Company.

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

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 and Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066 (Vanbecelaere)(hereafter the “State Cases”)

On July 22 and July 23, 2020, respectively, two actions were filed in the Los Angeles Superior Court. The complaints underlying the State Cases differ only by a few words and some random punctuation marks, and are therefore virtually identical. Plaintiffs Ivan Rung and Michael Vanbecelaere each claimed to have purchased the Common Stock as part of the Company’s initial public offering (the “IPO”); they purport to bring a securities class action on behalf of all purchasers of the Common Stock pursuant to the registration statement and prospectus filed with the SEC and distributed in connection with the Company’s IPO, which was launched on November 14, 2019. The State Case complaints allege misrepresentations and material omissions in the SEC filings in violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The Company has and continues to vigorously deny any and all liability and asserts that the State Cases are baseless. It is the Company’s firm position that it accurately and completely disclosed all material facts and circumstances in its SEC filings relating to the IPO, and subsequently in its periodic SEC reports, including those that were potentially adverse to the Company’s operations and business prospects. The State Cases litigation is presently stayed pending the outcome of the federal securities case discussed below (Hamlin v. YayYo, Inc.), as to which, as noted below, the parties have announced a “settlement in principle,” which is subject to court approval in the district court. The Company anticipates filing motions to dismiss the purported class actions in Superior Court on the basis of the anticipated approval of the federal settlement.

Jason Hamlin v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8235 (SVW) and William Koch v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8591 (SVW)(now consolidated as “In re YayYo Securities Litigation”)

These two actions were filed on September 9, 2020 and September 18, 2020, respectively, in the United States District Court for the Central District of California. Plaintiffs Jason Hamlin and William Koch each claim to have purchased the Common Stock as part of the IPO and, like the plaintiffs in the State Cases, purport to bring a securities class action pursuant to Sections 11 and 15 of the Securities Act, as well as and Section 17(a) and 10(b)(5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on behalf of all purchasers of the Common Stock in the IPO. The first amended complaint, like the State Cases, alleges false statements and material omissions of material fact in connection with the SEC filings distributed in connection with the IPO. The defendants include directors of the Company and the underwriters of the IPO, WestPark Capital, Inc. (“WestPark”) and Aegis Capital Corp. The federal court consolidated the two matters for all practical purposes. As with the State Cases, the Company denied liability and asserted that it accurately and completely disclosed all material facts and circumstances in its SEC filings, and that the complaint’s alleged violations of securities laws are baseless. The parties to the federal court litigation announced on October 21, 2021 that they had reached a settlement, which received preliminary approval by the district court on January 13, 2022, allowing the notice of the proposed settlement to be distributed to all class members, who unless they object or drop out, will be bound by the multi-million dollar settlement. The Company’s portion of the settlement was $1 million paid out in equal installments every three months over the course of 2022. These payments have been and will continue to be timely made. Executive Chairman Terren Peizer provided his personal guarantee for the whole amount due to the plaintiffs. The district court has set a hearing for final approval of the settlement for June 6, 2022 in an order that stated: “the Court grants preliminary approval of the settlement and of the notification procedures as detailed in the parties’ proposed order, ECF No. 168-2,” with the court setting dates for persons to file objections or comments to the settlement prior the hearing which was “set for June 6, 2022 at 1 :30p.m.”

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Three Months Ended March 31, 2022 and 2021 (unaudited)

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

Bellridge Capital, LP, v. EVmo, Inc., 1:21-cv-07091-PGG (Filed in Southern District of New York)

In the first half of 2021 a warrant holder, Bellridge Capital, LP, sought to exercise a warrant for 1,500,000 shares for a nominal amount, claiming that an anti-dilution adjustment had been triggered in 2020, which had reduced the exercise price to such amount. The Company rejected the exercise, on the basis that the warrant had previously been amended to remove the anti-dilution adjustment provisions and fix the exercise price at $4.00. In September 2021, the warrant holder brought suit for damages in the Southern District of New York. It is the Company’s position that the lawsuit is without merit. This lawsuit is currently in the discovery phase.

Note 12 – Settlements

Settlement of In re YayYo Securities Litigation and the State Cases

Please see a description of the preliminary collective settlement the Company has reached in connection with both the In re YayYo Securities Litigation and the State Cases in “Note 11- Contingencies” above. The Company expects that the district court will grant final approval to this omnibus settlement on or around June 6, 2022, and, in anticipation of such approval, has been making settlement payments to the plaintiffs during the first quarter of 2022.

Note 13 – Subsequent Events

There are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements made herein, as well as in other filings we make with the SEC and other written and oral information we release, regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar references to future periods. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business, which assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, there can be no assurance the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described elsewhere in this report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

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

We are a holding company operating principally through two wholly-owned subsidiaries: Rideshare Car Rentals, LLC and Distinct Cars, LLC. Our proprietary Rideshare Platform provides TNC drivers with an online booking platform, while Distinct Cars maintains a fleet of passenger vehicles and transit vans for use in the last-mile logistical space for rent to our TNC driver customers, enabling such drivers to meet the vehicle suitability and other requirements of rideshare and delivery gig companies such as Uber, Lyft, DoorDash and Grubhub. Through Rideshare and Distinct Cars, we seek to become a leading provider of rental vehicles to drivers in the ridesharing and delivery gig spaces, and an industry leader in supplying transit vans for last-mile logistics.

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

Consolidated Results of Operations—Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Total Revenues.

Revenue for the three months ended March 31, 2022 was $2,459,709, an increase of $165,177 or 6.7% compared to revenue for the three months ended March 31, 2021 of $2,294,532. The increase is principally due to an increase in our rental fleet and increase in our daily rental rate.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the three months ended March 31, 2022 were $1,972,063, an increase of $191,160 or 9.6% compared to cost of revenues for the three months ended March 31, 2021 of $1,780,903. The increase is due to higher depreciation expense, insurance expense and vehicle repairs due to an increase in fleet size. For the three months ended March 31, 2022 and 2021 our cost of revenue was 80.1% and 77.6% of our revenue, respectively including vehicle depreciation. The increase in the cost of revenue as a percentage of revenue is due to increase insurance and body shop costs.

Selling and Marketing Expenses.

Selling and marketing expenses for the three months ended March 31, 2022 were $64,336, representing a decrease of $101,412 or 61.2% over the three months ended March 31, 2021, of $165,748. The decrease is due to an effective focused advertising campaign and high demand for vehicle reducing our cost of client acquisition.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2022, were $1,462,325, representing an increase of $23,557 or 1.6% over the three months ended March 31, 2021 of $1,439,101.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2022 were $1,545,661, representing a decrease of $68,688 or 4.4% compared to the three months ended March 31, 2021 of $1,614,349. The decrease is due to the reduction in professional fees.

Interest expense and financing cost

Interest and financing expenses for the three months ended March 31, 2022 were $452,032 compared to $3,324,943 for the three months ended Mach 31, 2021. The interest expense was for redemption and conversion of the Preferred Series B Stock, Energy Impact Partners note interest expense and vehicle lease financing interest expense. The decrease from March 31, 2021 was due the non-recurring the issuance of 825,000 shares of common stock to Acuitas Group Holdings, LLC, (“Acuitas”) which is now the Company’s largest shareholder, in connection with a settlement agreement between Acuitas and X, LLC, a company owned by the Company’s former chief executive officer. The board of directors deemed it was in the best interest of the Company to issue the shares to Acuitas. The value of the shares was $3,240,600 which is based on the market price of the Company’s common stock at the grant date. The $3,240,600 was expensed as financing costs as the dispute underlying the settlement agreement related to an anti-dilution of a prior investment in the Company by Acuitas.

Net Loss

The net loss for the three months ended March 31, 2022 was $1,510,052, representing an increase of $2,907,611 or 65.8% compared to net loss from the three months ended March 31, 2021 of $4,417,663. The increase is due to the reasons described above.

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

On January 6, 2022, we closed a follow-on offering of 27,400,000 shares of common stock for $0.50 per share, for gross proceeds of $13,700,000.

Subsequently, we issued 6,310,000 shares of common stock for the conversion of 220,850 shares of Series B preferred stock. The remaining 9,525 outstanding shares of Series B preferred stock were redeemed by the Company

In addition, after the recent public offering and conversion of most of the Series B preferred stock, the two warrants issued to Energy Impact Credit Fund I, LP in 2021 for 450,000 shares and 900,000 shares of common stock, respectively, were subject to adjustment according to their terms. The warrant for 450,000 common shares has been adjusted to one for 711,656 common shares at an exercise price of $1.33 and the warrant for 900,000 common shares has been adjusted to one for 1,174,311 common shares at an exercise price of $0.71 per share.

Current Assets, Liabilities and Working Capital.

At March 31, 2022, the Company’s current assets totaled $12,025,005, current liabilities totaled $4,555,595, and working capital was $7,469,410. At December 31, 2021, the Company’s current assets totaled $4,077,934, current liabilities totaled $7,051,073, and working capital was a deficit of $2,973,139.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $2,509,077 and $4,940,580 as of March 31, 2022 and December 31, 2021, respectively, a decrease of $2,431,503 or 49.2%, due to common stock issued for legal settlements that were previously included in accrued expenses.

Since inception, our principal sources of operating funds have been proceeds from equity financing including the sale of our common stock to initial investors known to management and principal shareholders of the Company. We do expect that our current cash on hand to fund operations for the balance of 2022. As of March 31, 2022, the Company had $10,949,709 in cash. The Company generated $(2,992,530) in cash from operating activities for the three months ended March 31, 2022.

Capital Expenditures

During the three months ended March 31, 2022, the Company had capital expenditures of $1,303,487 in leased vehicles. At March 31, 2022, approximately 50% of the Company’s vehicles were financed with leases. At March 31, 2022 the Company had $13,132,629 of rental vehicles, net of accumulated depreciation in the amount of $4,840,062, totaling $8,292,597 in net rental vehicles. At December 31, 2021 the Company had $13,514,619 of rental vehicles, net of accumulated depreciation in the amount of $4,627,299, totaling $8,887,320 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for three years and the Company has the right to purchase the leased assets at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 totaled $(2,992,530), which was an decrease of $3,069,742 from the net cash provided by operating activities of $77,212 for the same period in 2021. The decrease is principally due to the reduction in accounts payable following the equity capital raise in January 2022 and accrued expenses.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 totaled $12,088,311, which was an increase of $12,035,886 from $52,425 for the same period in 2021. The change is principally due to the equity capital raise completed on January 6, 2022.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

EVMO, INC.
(Registrant)

By:	/s/ Stephen Sanchez
Stephen Sanchez, Chief Executive Officer

/s/ Ryan Saathoff
Ryan Saathoff, Chief Financial Officer

Date:	May 16, 2022

