Form 10-Q
period 2022-06-30
EVmo, Inc.
filed 2022-08-15
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

69,693,274 shares of common stock, $0.000001 par value, as of August 12, 2022.

ii

EVmo, Inc.

Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

EVmo, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$6,143,247	$1,853,928
Accounts receivable	795,037	751,450
Prepaid expenses	-	609,701
Deferred offering costs	-	862,855
Total current assets	6,938,284	4,077,934

Property and equipment, net	43,861	45,601
Rental vehicles, net	14,114,739	8,887,319
Right of use asset	70,147	149,759
Other assets	2,983,866	100,000
TOTAL ASSETS	$24,150,897	$13,260,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (including $124,347 and $670,047 to related party)	$727,147	$3,784,315
Credit Cards	78,372	-
Accrued expenses	837,044	1,156,265
Notes payables, current (net of discount of $0 and $0)	843,750	156,225
Customer deposit - related party	-	-
Advance from related parties	-	-
Finance lease obligations, current	3,146,230	1,810,374
Operating lease obligations, current	77,982	143,894
Total current liabilities	5,710,525	7,051,073

Note payable, net of current portion (net of discount of $1,097,912 and $1,246,566)	6,058,338	6,097,209
Finance lease obligations, net of current portion	5,386,241	2,178,836
Operating lease obligations, net of current portion	-	12,988
TOTAL LIABILITIES	17,155,104	15,340,106

Commitments and contingencies	-	-

Series B Preferred stock, $0.000001 par value; 230,550 shares authorized;
nil and 230,375 shares issued and outstanding	-	2,303,750

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 10,000,000 shares authorized;
nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized;
69,693,274 and 35,758,149 shares issued and outstanding	67	36
Additional paid-in capital	53,361,840	39,275,591
Accumulated deficit	(46,366,114)	(43,658,870)
Total stockholders’ equity	6,995,793	(4,383,243)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,150,897	$13,260,613

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenue	$2,876,626	$2,652,083	$5,336,335	$4,946,615

Cost of revenue*	2,085,312	1,915,294	4,056,505	3,696,197
*includes vehicle depreciation
Gross profit	791,314	736,789	1,279,830	1,250,418

Operating expenses:
Selling and marketing expenses	74,685	64,816	139,021	230,564
Product development	55,500	50,766	74,500	60,266
General and administrative expenses	2,358,416	1,493,494	2,785,119	2,932,595
Total operating expenses	2,488,601	1,609,076	2,998,640	3,223,425

Loss from operations	(1,697,287)	(872,287)	(1,718,810)	(1,973,007)

Other income (expense):
Interest and financing costs	(500,096)	(964,387)	(988,433)	(4,289,330)
Other income	-	-		-
Gain on forgiveness of debt	-	-	-	8,000
Total other income (expense)	(500,096)	(964,387)	(988,433)	(4,281,330)

Net loss	$(1,197,191)	$(1,836,674)	$(2,707,243)	$(6,254,337)

Weighted average shares outstanding :
Basic	75,418,866	35,333,924	75,418,866	35,333,924
Diluted	75,418,866	35,333,924	75,418,866	35,333,924

Loss per share
Basic	$(0.02)	$(0.05)	$(0.04)	$(0.18)
Diluted	$(0.02)	$(0.05)	$(0.04)	$(0.18)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, Dec 31, 2021	35,769,524	$36	$39,275,591	$(43,658,870)	$(4,383,243)
					-
Issuance of common stock for cash	27,400,000	28	13,700,000		13,700,028
Issuance of common stock for exercise of stock options	91,500	1	69,996		69,997
Issuance of common stock for conversion of convertible debt	128,125	1	64,063		64,064
Issuance of common stock for financing cost	535,967	1	-		1
Stock option expense			26,116		26,116
Net loss				(1,510,052)	(1,510,052)

Balance, March 31, 2022	65,725,116	67	53,135,766	(45,168,922)	7,966,911

Issuance of common stock for cash					-
Issuance of common stock for exercise of stock options	196,875		42,328		42,328
Fair value of warrants issued for financing costs			160,877		160,877
Stock option expense			22,868		22,868
Net Loss				(1,197,191)	(1,197,191)

Balance, June 30, 2022	65,921,991	67	53,361,839	(46,366,113)	6,995,793

Balance, December 31, 2020	31,981,374	$32	$29,750,864	$(28,673,992)	$1,076,904

Issuance of common stock for cash	100,000	-	50,000	-	50,000
Issuance of common stock for exercise of stock options	35,000	-	15,400	-	15,400
Issuance of common stock for cashless exercise of stock options	960,550	1	(1)	-	-
Issuance of common stock for settlement of litigation	225,000	-	1,103,750	-	1,103,750
Issuance of common stock for conversion of convertible debt	1,000,000	1	499,999	-	500,000
Issuance of common stock for settlement agreement	825,000	1	3,240,599	-	3,240,600
Issuance of common stock for financing cost	600	-	1,440	-	1,440
Beneficial conversion feature associated with convertible debt	-	-	30,000	-	30,000
Stock option expense	-	-	193,587	-	193,587
Net loss	-	-	-	(4,417,663)	(4,417,663)

Balance, March 31, 2021	35,127,524	35	34,885,638	(33,091,655)	1,794,018

Issuance of common stock for exercise of stock options	260,000		71,700		71,700
Beneficial conversion feature associated with convertible debt			810,634		810,634
Value of warrants issued with convertible debt			488,133		488,133
Fair value of warrants issued for financing costs			457,417		457,417
Stock option expense			104,387		104,387
Net loss				(1,836,674)	(1,836,674)

Balance, June 30, 2021	35,387,524	35	36,817,909	(34,928,329)	1,889,615

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,707,243)	$(6,254,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535,606	995,123
Stock option expense	48,984	297,974
Amortization of debt discounts	152,538	476,891
Common stock issued for financing costs	31	1,440
Common stock issued for settlement agreement	-	3,240,600
Gain on forgiveness of debt	-	(8,000)
Fair value of warrants issued for financing costs	160,877	457,417
Leased Vehicles	(5,791,286)	47,458
Changes in operating assets and liabilities:
Accounts receivable	(43,587)	(309,384)
Vehicle Deposits	(681,666)	-
Prepaid expenses and other assets	(1,512,887)	(147,544)
Accounts payable	(3,057,168)	1,308,562
Accrued expenses	(319,221)	(163,637)
Credit Cards	78,372	-
Customer deposit - related party	-	(150,000)
Operating lease liability	(78,900)	(37,047)
Net cash used in operating activities	(13,215,550)	(244,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(47,051)
Net cash used in investing activities	-	(47,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	13,860,175	50,000
Proceeds from exercise of stock options	42,328	87,100
Proceeds from advance from related parties	-	503,766
Repayment of advance from related parties	-	(603,766)
Proceeds from convertible note payable	-	2,500,000
Proceeds from notes payable, net	-	-
Repayment of notes payable	500,000	(48,776)
Redemption of Preferred Stock	(2,303,750)	-
Repayment of finance lease obligations	4,543,261	(2,071,952)
Payment of deferred offering costs	862,855	(35,000)
Net cash provided by (used in) financing activities	17,504,869	381,372

NET INCREASE (DECREASE) IN CASH	4,289,319	89,837

CASH, BEGINNING OF PERIOD	1,853,928	72,890

CASH, END OF PERIOD	$6,143,247	$162,727

CASH PAID FOR:
Interest	$683,739	$102,446
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$-	$1,103,750
Finance lease obligations	$8,532,471	$3,705,417

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

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

EVmo is a holding company operating principally through two wholly-owned subsidiaries: (i) Rideshare Car Rentals LLC, a Delaware limited liability company (“Rideshare”), and (ii) Distinct Cars, LLC, a Delaware limited liability company (“Distinct Cars”). Rideshare offers an online bookings platform (the “Rideshare Platform”) while Distinct Cars maintains a fleet of passenger vehicles and transit vans for use in the last-mile logistical space for rent to our customers who are drivers in the ridesharing and delivery gig industries, while also providing them with insurance coverage and issuing them insurance cards in their own names. This enables such drivers to meet the vehicle suitability and other requirements of rideshare and delivery gig companies, also known as transportation network companies (“TNCs”),such as Uber, Lyft, DoorDash and Grubhub. Through Rideshare and Distinct Cars, we seek to become a leading provider of rental vehicles to drivers in the ridesharing and delivery gig spaces, and an industry leader in supplying transit vans for last-mile logistics. “Gig” generally refers to a labor market characterized by the prevalence of short-term contracts or freelance work as opposed to permanent jobs.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The Accounting Standards Codification (“ASC”), maintained by the Financial Accounting Standards Board (the “FASB”), is the current single official source of GAAP.

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

Given the current prevalence of FDA-approved eligible vaccines across nearly all age groups, the marked overall decrease in the number of COVID-19 infections, hospitalizations and deaths in the first half of 2022, and the lifting of most pandemic restrictions in our active markets, we are optimistic that COVID-19 will not have a material impact on our operations in the current fiscal year. However, certain factors- including, for example, a new, more aggressive and deadly variant that is resistant to the vaccines- could reverse the positive trends of recent months and alter our prediction.

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such results and regulations. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2022.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Distinct Cars and RideShare, and a third subsidiary, EV Vehicles, LLC, a Delaware limited liability company that is not yet operational. All significant intercompany transactions and balances have been eliminated.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2022 the Company determined that no impairment charge was necessary.

Revenue Recognition

The Company recognizes all of its material revenue from renting its fleet of cars to TNC drivers. Revenue is recognized generally on a weekly basis based on the rental agreements. The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 5,207,842 warrants and 517,750 options outstanding as of June 30, 2022 and 2,006,250 warrants and 1,515,000 options outstanding as of June 30, 2021.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of the Company’s common stock, par value $0.000001 (the “Common Stock”), at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. There were 5,725,592 and 3,521,250 potentially dilutive options and warrants outstanding at June 30, 2022 and 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the six months ended June 30, 2022 and 2021 were $139,021 and $230,564, respectively.

Fair Value Measurements

The Company applies the provisions of ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

At June 30, 2022 and 2021, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740. This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. Through the first half of fiscal 2022, the Company has made no material changes to its financial reporting as a result of this ASU.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in an entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, which includes the Company, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Property and Equipment

At June 30, 2022 and December 31, 2021 equipment consisted of the following:

	June 30,	December 31,
	2022	2021

Computer equipment	$6,046	$6,046
Office furniture	17,401	17,401
Leasehold improvement	29,650	29,650
	53,097	53,097
Less accumulated depreciation	(9,236)	(7,496)
Equipment, net	$43,861	$45,601

Depreciation expense for equipment for the six months ended June 30, 2022 and 2021 was $1,740 and $2,488 respectively.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

Note 4 – Rental Vehicles

At June 30 2022 and December 31, 2021 all of the Company’s rental vehicles consisted of the following:

	June 30,	December 31,
	2022	2021

Rental vehicles	$19,275,855	$13,514,619
	19,275,855	13,514,619
Less accumulated depreciation	(5,161,116)	(4,627,300)
Rental vehicles, net	$14,114,739	$8,887,319

The Company’s rental vehicles are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the six months ended June 30, 2022 and 2021 was $1,063,540 and $992,635, respectively. A majority of the rental vehicles are leased with terms are generally for 36 to 60 months and the Company has the right to purchase the vehicles at the end of the lease terms.

Note 5 – Notes Payable

Notes payable at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021

Settlement of Shareholder Lawsuit Note Payable Balance	500,000	500,000
Notes payable to a finance company, interest at the London Interbank Offered Rate (“LIBOR”) plus 10% per annum; monthly principal payments of 0.4166% of principal balance beginning August 1, 2022, with unpaid principal due on July 9, 2026 (A)	7,500,000	7,500,000
Total notes payable	8,000,000	7,500,000
Unamortized debt discount	(1,097,912)	(1,246,566)
Notes payable, net discount	6,402,088	6,253,434
Less current portion	(843,750)	(156,225)
Long-term portion	$6,058,338	$6,097,209

(A)	On July 9, 2021 (the “Closing Date”), the Company entered into a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) with EICF Agent LLC (“EICF”), as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender (the “Lender”), providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million (collectively, the “Term Loans”), consisting of a $7.5 million closing date term loan facility (the “Closing Date Term Loan”) and up to $7.5 million of borrowings under a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”). The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility is available upon the satisfaction of certain conditions precedent specified in the Term Loan Agreement. The Term Loan Agreement matures on July 9, 2026. Borrowings under the Term Loan Agreement bear interest at LIBOR, plus a margin of 10.0%. As a condition precedent to the Agent and the Lender entering into the Term Loan Agreement, the Company issued to the Lender a Common Stock purchase warrant, dated as of the Closing Date (the “Warrant”), which grants the Lender the right to purchase up to 1.5 million shares of Common Stock at an exercise price of $2.10, subject to adjustment as set forth in the Warrant. The Warrant is subject to vesting, with 450,000 shares of Common Stock exercisable as of the Closing Date and the remainder exercisable only in the event that the Company borrows under the Delayed Draw Term Loan Facility or fails to consummate a qualifying equity transaction on or before October 7, 2021. The Warrant has no expiration date. In addition, in October 2021, the Company was required to issue to Lender an additional warrant for 900,000 shares of common stock (the “Additional Warrant”) as a penalty since the Company was unable to raise equity capital within 90 days of the date of this agreement. Upon completion of the equity capital raise completed on January 6, 2022, anti-dilution adjustments were made to the issued warrants. The Warrant for 450,000 common shares at an exercise price of $2.10 was adjusted to one for 711,656 shares at an exercise price of $1.33 and the Additional Warrant for 900,000 common shares at an exercise price was adjusted to one for 1,174,311 shares at an exercise price of $0.71.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

In connection with the Company’s entry into the Term Loan Agreement, the Company entered into an exchange agreement, dated as of July 8, 2021 (the “Exchange Agreement”), with the holder (the “Holder”) of the Company’s 12.5% OID convertible promissory notes due January 12, 2022 issued on April 12, 2021 (the “Prior Notes”). This Exchange Agreement resulted in the issuance of preferred stock that was later either converted to Common Stock or redeemed after completion of the equity capital raise in January 2022. On January 22, 2022, 110,325 shares of the Company’s Series B convertible preferred stock, par value $0.000001 per share (the “Series B Preferred Stock”) was converted to 3,152,143 shares of Common Stock at $0.35 per share. On March 22, 2022, 110,525 shares of Series B Preferred Stock was converted to 3,157,857 shares of Common Stock at $0.35 per share. The remaining outstanding Series B Preferred Stock, 9,525 shares, was redeemed and a final warrant was issued to the Holder for 128,125 common shares at an exercise price of $0.50 per share.

A rollforward of the EIP note payable from December 31, 2021 to June 30, 2022 is below:

Notes payable, December 31, 2021	$7,500,000
Issued for cash	-
Lease obligation converted to note payable	-
Forgiveness of note payable	-
Repayments	-
Amortization of debt discounts	-
Notes payable, June 30, 2022	7,500,000

Future payments under EIP note payable obligations are as follows:

Years ending December 31,
2022	$156,225
2023	374,940
2024	374,940
2025	374,940
2026	6,218,955
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

As described in Note 5- “Notes Payable,” in connection with the Company’s entry into the Term Loan Agreement, the Company also entered into the Exchange Agreement. This Exchange Agreement resulted in the issuance of preferred stock that was later either converted to Common Stock or redeemed after completion of the equity capital raise in January 2022. On January 22, 2022, 110,325 shares of Series B Preferred Stock was converted to 3,152,143 of common stock at $0.35 per share. On March 22, 2022, 110,525 shares of Series B Preferred Stock was converted to 3,157,857 of common stock at $0.35 per share. The remaining outstanding Series B Preferred Stock, 9,525 shares, was redeemed and a final warrant was issued to the Holder for 128,125 common shares at an exercise price of $0.50 per share.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

Leased vehicle obligations at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021

Leased vehicle obligations	$8,532,471	$3,989,210
Less current portion	(3,146,230)	(1,810,374)
Long-term portion	$5,386,241	$2,178,836

A rollforward of vehicle lease obligations from December 31, 2021 to Jume 30, 2022 is below:

Lease vehicle obligations, December 31, 2021	$3,989,210
New lease vehicle obligations	1,303,487
Disposal of leased vehicles	(1,229,692)
Lease obligation converted to note payable	-
Payments on lease obligations	(405,764)
Lease obligations, June 30, 2022	$3,658,241

New lease vehicle obligations	6,663,000
Disposal of leased vehicles	(296,823)
Lease obligation converted to note payable	-
Payments on lease obligations	(1,491,947)
Lease obligations, June 30, 2022	$8,532,471

Future payments under lease obligations are as follows:

Years Ending December 31,
2022	$2,136,231
2023	4,128,219
2024	3,068,665
2025	1,229,244
2026	80,548
Total payments	10,642,907
Amount representing interest	(2,110,436)
Lease obligation, net	$8,532,471

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

Note 7 – Operating Lease Obligations

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

The Company leases its corporate office space under an operating lease that expires in 2023. The Company accounts for this lease under the provisions of ASC Topic 842- Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2022:

	Classification on Balance Sheet	June 30, 2022
Assets
Operating lease assets	Operating lease right of use assets	$70,147
Total lease assets		$70,147

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$77,982
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	-
Total lease liability		$77,982

Lease obligations at June 30, 2022 consisted of the following:

Years Ending December 31,
2022	$64,832
2023	13,150
Total payments	77,982
Total obligation
Less: current portion	(77,982)
Non-current capital leases obligations	$-

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

Note 8 – Stockholders’ Equity

The Company has authorized 100,000,000 shares of capital stock, which consists of 90,000,000 shares of Common Stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Series B Preferred Stock

Pursuant to the Exchange Agreement (see Note 5- “Notes Payable”), the Holder agreed to exchange the Prior Notes for 230,375 shares of Series B Preferred Stock, and a warrant (the “Exchange Warrant”). The Exchange Warrant granted the Holder the right to purchase 93,750 shares of Common Stock at an exercise price of $3.00, subject to adjustment as set forth therein. The Exchange Warrant is exercisable in full at any time within five years of the date of issuance. Additional warrants on substantially identical terms as the Exchange Warrant were issued by the Company to the Holder monthly until all of the outstanding Series B Preferred Stock was either converted or redeemed in full, upon which a final warrant was issued.

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

Common Stock

During the six months ended June 30, 2022, the Company:

●	issued 27,400,000 shares of Common Stock through an equity capital raise at $0.50 per share;
●	issued 3,152,143 shares of Common Stock at $0.35 per share to redeem 110,325 shares of Series B preferred stock;
●	issued 3,157,857 shares of Common Stock at $0.35 per share to redeem 110,525 shares of Series B preferred stock; and issued 196,875 of shares of Common Stock from exercises of stock options granted to employees.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

Stock Options

The following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	766,750	$0.53	3.76	$98,937
Granted	40,000	0.47	4.89
Forfeited	-	-
Exercised	-
Outstanding, March 31, 2022	806,750	$0.44	3.71	$162,791
Exercisable, March 31, 2022	619,750	$0.50	3.86	$98,937

Granted	20,000	0.39	4.77	2,400
Forfeited	(52,125)
Exercised	(196,875)	0.22
Outstanding, June 30, 2022	662,000	0.59	4.44	166,962
Exercisable, June 30, 2022	569,250	0.56	4.01	139,601

The exercise price for options outstanding and exercisable at June 30, 2022:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
20,000	$0.21	20,000	$0.21
352,000	0.215	292,375	0.215
15,000	0.22	10,000	0.22
155,000	0.53	126,875	0.53
20,000	0.94	20,000	0.94
20,000	2.12	20,000	2.12
20,000	3.8	20,000	3.8
20,000	0.39	20,000	0.39
20,000	0.55	20,000	0.55
20,000	0.39	20,000	0.39
662,000		569,250

For options granted during the six months ended June 30, 2022 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.59 and the weighted-average exercise price of such options was $0.56. No options were granted during the six months ended June 30, 2022 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Six Months Ended June 30, 2022 and 2021 (unaudited)

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $49,088 and $212,694 during the six months ended June 30, 2022 and 2021, respectively. At June 30 2022, the unamortized stock option expense was $50,179.

Warrants

The following is a summary of warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	3,918,750	$2.87	3.17	$-
Granted	664,092
Forfeited	-
Exercised	-
Outstanding, March 31, 2022	4,582,842	$2.47	3.48	$-
Exercisable, March 31, 2022	4,582,842	$2.47	3.48	$-

Granted	625,000
Forfeited	-
Exercised	-
Outstanding June 30, 2022	5,207,842	$2.22	3.21
Exercisable, June 30, 2022	5,207,842	$2.22	3.21

The exercise price for warrants outstanding at June 30, 2022:

Outstanding and Exercisable
Number of Warrants	Exercise Price
1,500,000	$4.00
65,625	$5.00
65,625	$5.00
187,500	$3.00
93,750	$3.00
93,750	$3.00
711,656	$1.33
93,750	$3.00
93,750	$3.00
93,750	$3.00
1,174,311	$0.71
93,750	$3.00
93,750	$3.00
93,750	$3.00
128,125	$0.50
625,000	$0.40

5,207,842

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Six Months Ended June 30, 2022 and 2021 (unaudited)

Note 9 – Related Party Transactions

During the six months ended June 30, 2022 and 2021, the Company expensed $1,013,516 and $1,618,441, respectively, related to insuring the Company fleet of vehicles via an insurance brokerage firm, whose owner is also a stockholder of the Company, and in professional fees related to an administrative bookkeeping group partially owned by an officer.

Note 10 – Contingencies

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business. Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. The Company is currently not aware of any litigation or asserted potential litigation against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows, other than those described below.

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

A complaint was filed on March 5, 2020, in the Los Angeles Superior Court by plaintiff Anthony Davis, who was hired by the Company as its CEO and as a director on or about December 2016. Mr. Davis’s employment with the Company ended after several months. As part of his compensation, Mr. Davis alleges that he expected to receive stock options in the Company. In his pleadings, Mr. Davis admits that he resigned from his executive officer and director positions, but asserts that he did not receive certain compensation in the form of stock options (he has also included a claim for wage and hour violations). The Company denies liability and has asserted that it has paid Mr. Davis all amounts due to him under his employment agreement, while also asserting that Mr. Davis failed to exercise his stock options before they expired on December 31, 2018. The Company filed a demurrer to the first amended complaint, which the Superior Court granted in part and denied in part on September 8, 2021. The Plaintiff has since filed a second amended complaint, to which the Company has filed an answer. The Company’s position is that the lawsuit entirely lacks merit, and the Company intends to defend it vigorously.

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 and Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066 (Vanbecelaere)(hereafter the “State Cases”)

On July 22 and July 23, 2020, respectively, two actions were filed in the Los Angeles Superior Court. The complaints underlying the State Cases differ from the consolidated federal securities cases discussed below (In re YayYo Securities Litigation) only by a few words and some random punctuation marks, and are therefore virtually identical. The State Cases litigation was stayed pending the outcome of the federal securities cases, as to which, as noted below, the parties announced a settlement in principle last year. Please see Note 12- “Subsequent Events” for further information regarding the final disposition of the State Cases litigation.

Jason Hamlin v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8235 (SVW) and William Koch v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8591 (SVW)(now consolidated as “In re YayYo Securities Litigation”)

These two actions were filed on September 9, 2020 and September 18, 2020, respectively, in the United States District Court for the Central District of California. Plaintiffs Jason Hamlin and William Koch each claim to have purchased the Common Stock as part of the IPO and, like the plaintiffs in the State Cases, purport to bring a securities class action pursuant to Sections 11 and 15 of the Securities Act, as well as and Section 17(a) and 10(b)(5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on behalf of all purchasers of the Common Stock in the IPO. The first amended complaint, like the State Cases, alleges false statements and material omissions of material fact in connection with the SEC filings distributed in connection with the IPO. The defendants include directors of the Company and the underwriters of the IPO, WestPark Capital, Inc. (“WestPark”) and Aegis Capital Corp. The federal court consolidated the two matters for all practical purposes. As with the State Cases, the Company denied liability and asserted that it accurately and completely disclosed all material facts and circumstances in its SEC filings, and that the complaint’s alleged violations of securities laws are baseless. The parties to the federal court litigation announced on October 21, 2021 that they had reached a settlement, which received preliminary approval by the district court on January 13, 2022, allowing the notice of the proposed settlement to be distributed to all class members, who unless they object or drop out, will be bound by the multi-million dollar settlement. The Company’s portion of the settlement was $1 million paid out in equal installments every three months over the course of 2022. These payments have been and will continue to be timely made. Executive Chairman Terren Peizer provided his personal guarantee for the whole amount due to the plaintiffs. Please see Note 12- “Subsequent Events” for further information regarding the final disposition of this litigation.

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

Bellridge Capital, LP, v. EVmo, Inc., 1:21-cv-07091-PGG (Filed in Southern District of New York)

In the first half of 2021, a warrant holder, Bellridge Capital, LP, sought to exercise a warrant for 1,500,000 shares, with a stated exercise price of $4.00 per share, for a nominal amount, claiming that an anti-dilution adjustment had been triggered in 2020, which had reduced the exercise price to such amount. The Company rejected the exercise, on the basis that the warrant had previously been amended to remove that anti-dilution adjustment. In September 2021, the warrant holder brought suit for damages in the Southern District of New York. It is the Company’s position that the lawsuit is without merit, and the Company is vigorously defending the lawsuit. This lawsuit is currently in the discovery phase.

Note 11 – Settlements

Settlement of In re YayYo Securities Litigation and the State Cases

Please see a description of the preliminary collective settlement the Company has reached in connection with both the In re YayYo Securities Litigation and the State Cases in Note 10- “Contingencies” above. Also, please see Note 12- “Subsequent Events” for further information regarding the final disposition of these cases.

Note 12 – Subsequent Events

On July 12, 2022, the district court presiding over In re YayYo Securities Litigation signed an order and final judgment with respect to the settlement described in Note 10- “Contingencies” above. A hearing to dismiss the State Cases based on this settlement is scheduled to be held in the Los Angeles Superior Court on September 2, 2022.

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

Our Corporate History and Background

EVmo was initially formed on June 21, 2016 as a Delaware limited liability company under the name “YayYo, LLC.” The Company was subsequently converted into a Delaware corporation pursuant to Section 265 of the Delaware General Corporation Law. The Company now operates as a “C” corporation formed under the laws of the State of Delaware.

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

In September 2020, we changed our name from YayYo, Inc. to Rideshare Rental, Inc., in order for our corporate brand to better reflect our principal business, the rental of ridesharing and delivery gig vehicles. In February 2021, we again changed our name to EVmo, Inc., to underscore our commitment to making a full transition to electric vehicles by the end of 2024. In January 2022, we completed a follow-on public offering of 27,400,000 shares of Common Stock, at $0.50 per share, which will, among other uses, provide capital required to facilitate our electric vehicles transition strategy.

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

Given the current prevalence of FDA-approved eligible vaccines across nearly all age groups, the marked overall decrease in the number of COVID-19 infections, hospitalizations and deaths in the first half of 2022, and the resulting lifting of most pandemic restrictions in our active markets, we are optimistic that COVID-19 will not have a material impact on our operations in the current fiscal year. However, certain factors- including, for example, a new, more aggressive and deadly variant that is resistant to the vaccines- could reverse the positive trends of recent months and alter our prediction.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Distinct Cars, LLC and RideShare Car Rentals, LLC. All significant intercompany transactions and balances have been eliminated.

Consolidated Results of Operations—Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Total Revenues.

Revenue for the three months ended June 30, 2022 was $2,876,626 an increase of $225,543 or 8.5% compared to revenue for the three months ended June 30, 2021 of $2,652,083. The increase is principally due to an increase in the size of our rental vehicle fleet and an increase in our daily rental rate.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the three months ended June 30, 2022 were $2,085,312, an increase of $170,018, or 8.9%, compared to the cost of revenues for the three months ended June 30, 2021 of $1,915,294. The increase is due to higher depreciation expense, insurance expense and vehicle repairs due to an increase in fleet size. For the three months ended June 30, 2022 and 2021 our cost of revenue was 72.5% and 72.2% of our revenue, respectively, including vehicle depreciation. Excluding vehicle depreciation, cost of revenue for the three months ended June 30, 2022 was 52.2%. The increase in the cost of revenue as a percentage of revenue is due to onboarding of new vehicles.

Selling and Marketing Expenses.

Selling and marketing expenses for the three months ended June 30, 2022 were $74,685, representing an increase of $9,869, or 15.2%, over the expenses incurred in the three months ended June 30, 2021 of $64,816. The increase is due to a focused advertising campaign targeted at renting new vehicles added to the platform.

General and Administrative Expenses.

General and administrative expenses for the three months ended June 30, 2022, were $2,358,416, representing an increase of $864,922, or 57.9%, over the expenses incurred in the three months ended June 30, 2021 of $1,493,494. The increase is due to added payroll related to additional vehicles on the platform, increased professional fees related to legal proceedings and compliance.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2022 were $2,488,601, representing a decrease of $879,525, or 54.6%, compared to the expenses incurred in the three months ended June 30, 2021 of $1,609,076. The increase is due to added payroll related to additional vehicles on the platform, increased professional fees related to legal proceedings and compliance

Interest expense and financing cost

Interest and financing expenses for the three months ended June 30, 2022 were $500,096 compared to $964,387 for the three months ended June 30, 2021. The interest expense was for redemption and conversion of Series B Preferred Stock, note interest expense and vehicle lease financing interest expense. The decrease from June 30, 2021 was due to the non-recurring issuance of 825,000 shares of Common Stock to Acuitas Group Holdings, LLC, (“Acuitas”) which is the Company’s largest shareholder, in connection with a settlement agreement between Acuitas and X, LLC, a company owned by the Company’s former chief executive officer. The value of the shares was $3,240,600 which is based on the market price of the Company’s Common Stock at the grant date. The $3,240,600 was expensed as financing costs as the dispute underlying the settlement agreement related to an anti-dilution of a prior investment in the Company by Acuitas.

Net Loss

The net loss for the three months ended June 30, 2022 was $1,197,191, representing an increase of $639,483 or 34.8% compared to net loss from the three months ended June 30, 2021 of $1,836,674 The increase is due to the reasons described above.

Consolidated Results of Operations—Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Total Revenues.

Revenue for the six months ended June 30, 2022 was $5,336,335 an increase of $389,720 or 7.9% compared to revenue for the six months ended June 30, 2021 of $4,946,615. The increase is principally due to an increase in the size of our rental vehicle fleet and an increase in our daily rental rate.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the six months ended June 30, 2022 were $4,056,505, an increase of $360,308, or 9.7%, compared to the cost of revenues for the six months ended June 30, 2021 of $3,696,197. The increase is due to higher depreciation expense, insurance expense and vehicle repairs due to an increase in fleet size. For the six months ended June 30, 2022 and 2021 our cost of revenue was 76.0% and 74.7% of our revenue, respectively, including vehicle depreciation. Excluding vehicle depreciation, cost of revenue for the six months ended June 30, 2022 was 56.1%. The increase in the cost of revenue as a percentage of revenue is due to onboarding of new vehicles.

Selling and Marketing Expenses.

Selling and marketing expenses for the six months ended June 30, 2022 were $139,021, representing a decrease of $91,543, or 39.7%, over the expenses incurred in the six months ended June 30, 2021 of $230,564. The decrease is due to a change in the advertising plan now targeted at renting new vehicles added to the platform.

General and Administrative Expenses.

General and administrative expenses for the six months ended June 30, 2022, were $2,785,119, representing a decrease of $147,476, or 5.0%, over the expenses incurred in the six months ended June 30, 2021 of $2,932,595. The decrease is due to added focus on efficiency in operations.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2022 were $2,998,640, representing a decrease of $224,785, or 7.0%, compared to the expenses incurred in the six months ended June 30, 2021 of $3,223,425. The decrease is due to added focus on efficiency in operations.

Interest expense and financing cost

Interest and financing expenses for the six months ended June 30, 2022 were $988,433 compared to $4,289,330 for the six months ended June 30, 2021. The interest expense was for redemption and conversion of Series B Preferred Stock, note interest expense and vehicle lease financing interest expense. The decrease from June 30, 2021 was due to the non-recurring issuance of 825,000 shares of Common Stock to Acuitas Group Holdings, LLC, (“Acuitas”) which is the Company’s largest shareholder, in connection with a settlement agreement between Acuitas and X, LLC, a company owned by the Company’s former chief executive officer. The value of the shares was $3,240,600 which is based on the market price of the Company’s Common Stock at the grant date. The $3,240,600 was expensed as financing costs as the dispute underlying the settlement agreement related to an anti-dilution of a prior investment in the Company by Acuitas.

Net Loss

The net loss for the six months ended June 30, 2022 was $2,707,243, representing an increase of $3,547,094 or 56.7% compared to net loss from the six months ended June 30, 2021 of $6,254,337. The increase is due to the reasons described above.

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

Current Assets, Liabilities and Working Capital.

At June 30, 2022, the Company’s current assets totaled $6,938,284, current liabilities totaled $5,710,525, and working capital was $1,227,759. At December 31, 2021, the Company’s current assets totaled $4,077,934, current liabilities totaled $7,051,073, and working capital was a deficit of $(2,973,139).

Regarding current liabilities, the amounts categorized as accounts payable, credit cards and accrued expenses totaled $1,642,563 and $4,940,580 as of June 30, 2022 and December 31, 2021, respectively, a decrease of $3,298,017 or 66.8%, due primarily to the reduction of accounts payable.

Since inception, our principal sources of operating funds have been proceeds from equity financing, including the sale of our Common Stock to initial investors known to management and principal shareholders of the Company. We do expect that our current cash on hand to fund operations for the balance of 2022. As of June 30, 2022, the Company had $6,143,247 in cash. The Company used $(13,215,550) in cash from operating activities for the six months ended June 30, 2022.

Capital Expenditures

During the six months ended June 30, 2022, the Company had capital expenditures of $6,927,700 in leased vehicles. At June 30, 2022, approximately 60% of the Company’s vehicles were financed with leases. At June 30, 2022 the Company had $19,275,855 of rental vehicles, net of accumulated depreciation in the amount of $5,161,116, totaling $14,114,739 in net rental vehicles. At December 31, 2021 the Company had $13,514,619 of rental vehicles, net of accumulated depreciation in the amount of $4,627,299, totaling $8,887,320 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for three years and the Company has the right to purchase the leased assets at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 totaled $(13,215,550), which was an decrease of $12,971,066 from the net cash provided by operating activities of $(244,484) for the same period in 2021. The decrease is principally due to the reduction in accounts payable following the equity capital raise in January 2022, decrease in accrued expense, and purchase of new vehicles.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 totaled $17,504,869, which was an increase of $17,123,497 from $381,372 for the same period in 2021. The change is principally due to the equity capital raise completed on January 6, 2022 and financing of new vehicles.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of non-current assets and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed it methodology for estimating the valuation allowance. A change in valuation allowance affect earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

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

Revenue Recognition

The Company recognizes revenue primarily from renting its fleet of cars to drivers for TNC companies, such as Uber and Lyft, based on their rental agreements which are generally administered on a weekly basis. The Company recognizes revenue in accordance with ASC 606.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance ASC 718. ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rule 13a-15(d) of the Exchange Act) designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of the pending legal proceedings that could be material to the Company, please see Note 10- “Contingencies.”

Item 1A. Risk Factors.

Not required for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective as of August 9, 2022, Gregory Miller has resigned as Chief Operating Officer of the Company, citing family obligations as his reason for doing so. No successor to Mr. Miller has been appointed as of the date of this quarterly report.

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

EVMO, INC.
(Registrant)

By:	/s/ Stephen Sanchez
Stephen Sanchez, Chief Executive Officer

/s/ Ryan Saathoff
Ryan Saathoff, Chief Financial Officer

Date:	August 15, 2022

