Form 10-Q
period 2022-09-30
EVmo, Inc.
filed 2022-11-18
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _______

Commission File Number: 001-39132

EVMO, INC.

(exact name of registrant as specified in its charter)

Delaware	81-3028414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 N. Sepulveda Blvd. Manhattan Beach, California	90266
(Address of principal executive offices)	(Zip Code)

(310) 926-2643

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

69,702,649 shares of common stock, $0.000001 par value, as of November 14, 2022.

ii

Item 1. Financial Statements.

EVmo, Inc.

Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

EVmo, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$4,332,459	$1,853,928
Accounts receivable	785,487	751,450
Prepaid expenses	-	609,701
Deferred offering costs	-	862,855
Total current assets	5,117,946	4,077,934

Property and equipment, net	42,991	45,601
Rental vehicles, net	22,250,585	8,887,319
Right of use asset	30,340	149,759
Other assets	1,477,471	100,000
TOTAL ASSETS	$28,919,333	$13,260,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (including $504,403 and $670,047 to related party)	$1,391,469	$3,784,315
Credit Cards	130,702	-
Accrued expenses	352,697	1,156,265
Notes payables, current (net of discount of $0 and $0)	437,500	156,225
Customer deposit - related party	-	-
Finance lease obligations, current	4,839,040	1,810,374
Operating lease obligations, current	38,532	143,894
Total current liabilities	7,189,940	7,051,073

Advance from related parties, non-current	600,000
Note payable, net of current portion (net of discount of $1,024,595 and $1,246,566)	5,975,405	6,097,209
Finance lease obligations, net of current portion	9,819,373	2,178,836
Operating lease obligations, net of current portion	-	12,988
TOTAL LIABILITIES	23,584,718	15,340,106

Commitments and contingencies	-	-

Series B Preferred stock, $0.000001 par value; 230,550 shares authorized; nil and 230,375 shares issued and outstanding	-	2,303,750

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized;69,827,149 and 35,758,149 shares issued and outstanding	70	36
Additional paid-in capital	53,212,179	39,275,591
Accumulated deficit	(47,877,634)	(43,658,870)
Total stockholders’ equity	5,334,615	(4,383,243)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,919,333	$13,260,613

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenue	$3,551,699	$2,724,180	$8,888,034	$7,670,795

Cost of revenue*	2,579,086	2,285,878	6,636,641	5,982,075
*Includes vehicle depreciation
Gross profit	972,613	438,302	2,251,393	1,688,720

Operating expenses:
Selling and marketing expenses	99,843	26,565	244,226	257,129
Product development	85,667	46,500	160,167	106,766
General and administrative expenses	1,580,058	3,218,912	4,616,652	6,151,507
Total operating expenses	1,765,568	3,291,977	5,021,045	6,515,402

Loss from operations	(792,955)	(2,853,675)	(2,769,652)	(4,826,682)

Other income (expense):
Interest and financing costs	(712,952)	(2,007,194)	(1,449,120)	(6,296,524)
Other income	-	83,541		83,541
Gain on forgiveness of debt	-	-	-	8,000
Total other income (expense)	(712,952)	(1,923,653)	(1,449,120)	(6,204,983)

Net loss	$(1,505,907)	$(4,777,328)	$(4,218,772)	$(11,031,665)

Weighted average shares outstanding:
Basic	69,887,149	35,715,024	69,887,149	34,819,334
Diluted	69,887,149	35,715,024	69,887,149	34,819,334

Loss per share
Basic	$(0.02)	$(0.13)	$(0.06)	$(0.32)
Diluted	$(0.02)	$(0.13)	$(0.06)	$(0.32)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance, Dec 31, 2021	35,769,524	$36	$39,275,591	$(43,658,870)	$(4,383,243)
					-
Issuance of common stock for cash	27,400,000	28	13,700,000		13,700,028
Issuance of common stock for exercise of stock options	91,500	1	69,996		69,997
Issuance of common stock for conversion of convertible debt	5,699,408	1	64,063		64,064
Issuance of common stock for financing cost	535,967	1	-		1
Stock option expense			26,116		26,116
Net loss				(1,510,052)	(1,510,052)

Balance, March 31, 2022	69,496,399	67	53,135,766	(45,168,922)	7,966,911

Issuance of common stock for cash					-
Issuance of common stock for exercise of stock options	196,875		42,328		42,328
Stock option expense			22,868		22,868
Net Loss				(1,202,805)	(1,202,805)

Balance, June 30, 2022	69,693,274	67	53,200,962	(46,371,727)	6,829,302

Issuance of common stock for cash	9,375	3	2,013		2,016
Stock option expense			9,204		9,204
Net Loss				(1,505,907)	(1,505,907)

Balance, September 30, 2022	69,702,649	70	53,212,179	(47,877,634)	5,334,615

Balance, December 31, 2020	31,981,374	$32	$29,750,864	$(28,673,992)	$1,076,904

Issuance of common stock for cash	100,000	-	50,000	-	50,000
Issuance of common stock for exercise of stock options	35,000	-	15,400	-	15,400
Issuance of common stock for cashless exercise of stock options	960,550	1	(1)	-	-
Issuance of common stock for settlement of litigation	225,000	-	1,103,750	-	1,103,750
Issuance of common stock for conversion of convertible debt	1,000,000	1	499,999	-	500,000
Issuance of common stock for settlement agreement	825,000	1	3,240,599	-	3,240,600
Issuance of common stock for financing cost	600	-	1,440	-	1,440
Beneficial conversion feature associated with convertible debt	-	-	30,000	-	30,000
Stock option expense	-	-	193,587	-	193,587
Net loss	-	-	-	(4,417,663)	(4,417,663)

Balance, March 31, 2021	35,127,524	35	34,885,638	(33,091,655)	1,794,018

Issuance of common stock for exercise of stock options	260,000		71,700		71,700
Beneficial conversion feature associated with convertible debt			810,634		810,634
Value of warrants issued with convertible debt			488,133		488,133
Fair value of warrants issued for financing costs			457,417		457,417
Stock option expense			104,387		104,387
Net loss				(1,836,674)	(1,836,674)

Balance, June 30, 2021	35,387,524	35	36,817,909	(34,928,329)	1,889,615

Issuance of common stock for exercise of stock options	26,875		5,778		5,778
Issuance of common stock for cashless exercise of stock options	312,500	1	(1)		-
Issuance of common stock for settlement of litigation	31,250		42,018		42,018
Value of warrants issued with note payable	-		778,697		778,697
Fair value of warrants issued for financing costs	-		503,690		503,690
Stock option expense			58,253		58,253
Net loss				(4,777,328)	(4,777,328)

Balance, September 30, 2021	35,758,149	36	38,206,344	(39,705,657)	(1,499,277)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

	2022		2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(4,218,772)	$(11,031,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,927,404	1,525,332
Stock option expense		58,188	356,227
Amortization of debt discounts		219,982	1,643,408
Common stock issued for financing costs		34	1,440
Preferred stock issued for financing costs		-	53,750
Common stock issued for settlement agreement		-	3,240,600
Common stock issued for litigation settlement		-	42,018
Gain on Forgiveness of Debt		-	(8,000)
Fair value of warrants issued for financing costs		-	961,107
Operating lease expense		119,419	77,361
Changes in operating assets and liabilities:
Accounts receivable		(34,037)	(516,497)
Vehicle Deposits		(794,952)	-
Prepaid expenses and other assets		253,998	(68,631)
Accounts payable		(2,392,846)	1,656,997
Accrued expenses		(763,608)	830,954
Credit Cards		130,702	-
Customer deposit - related party		-	(150,000)
Operating lease liability		(118,350)	(68,595)
Net cash used in operating activities		(5,612,838)	(1,454,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		-	(47,051)
Net cash used in investing activities		-	(47,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		13,700,000	50,000
Proceeds from exercise of stock options		44,344	92,878
Proceeds from advance from related parties		600,000	503,766
Repayment of advance from related parties		-	(603,766)
Proceeds from convertible note payable		-	2,500,000
Proceeds from notes payable, net		-	6,900,000
Repayment of notes payable		(62,500)	(809,519)
Redemption of Preferred Stock		(2,303,750)	-
Repayment and down payment of lease vehicle purchase		(4,502,934)	(3,629,792)
Vehicle Loan Fees		(246,646)	-
Payment of deferred offering costs		862,855	(35,000)
Net cash provided by (used in) financing activities		8,091,369	4,968,567

NET INCREASE (DECREASE) IN CASH		2,478,531	3,467,322

CASH, BEGINNING OF PERIOD		1,853,928	72,890

CASH, END OF PERIOD		$4,332,459	$3,540,212

CASH PAID FOR:
Interest		$1,449,120	$157,809
Income taxes	$		$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock		$-	$1,103,750
Finance lease obligations		$14,658,413	$5,692,784

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

EVmo, Inc. (“EVmo” or the “Company”) was incorporated on June 21, 2016 under the laws of the state of Delaware originally as a limited liability company and subsequently converted to a Delaware C corporation. The Company was originally incorporated under the name of YayYo, Inc. and changed its name to Rideshare Rental, Inc. on September 11, 2020. On March 1, 2021, the Company changed its name from Rideshare Rental, Inc. to EVmo.

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

Given the current prevalence of FDA-approved eligible vaccines across nearly all age groups, the marked overall decrease in the number of COVID-19 infections, hospitalizations and deaths in the first nine months of 2022, and the lifting of most pandemic restrictions in our active markets, we are optimistic that COVID-19 will not have a material impact on our operations in the current fiscal year. However, certain factors- including, for example, a new, more aggressive and deadly variant that is resistant to the vaccines- could reverse the positive trends of recent months and alter our prediction.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Distinct Cars and RideShare, and two other subsidiaries, EV Vehicles, LLC, a Delaware limited liability company, and Premier Mobility Insurance, Inc,, an Oklahoma limited liability company (“Premier Mobility”), that are not yet operational. All significant intercompany transactions and balances have been eliminated.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

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

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 8,847,842 warrants and 455,750 options outstanding as of September 30, 2022 and 2,737,500 warrants and 758,125 options outstanding as of September 30, 2021.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of the Company’s common stock, par value $0.000001 (the “Common Stock”), at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. There were 9,303,592 and 3,495,625 potentially dilutive options and warrants outstanding at September 30, 2022 and 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the nine months ended September 30, 2022 and 2021 were $244,226 and $257,129, respectively.

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

At September 30, 2022 and 2021, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

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

Note 3 – Property and Equipment

At September 30, 2022 and December 31, 2021 equipment consisted of the following:

	September 30,	December 31,
	2022	2021

Computer equipment	$6,046	$6,046
Office furniture	17,401	17,401
Leasehold improvement	29,650	29,650
	53,097	53,097
Less accumulated depreciation	(10,106)	(7,496)
Equipment, net	$42,991	$45,601

Depreciation expense for equipment for the nine months ended September 30, 2022 and 2021 was $2,610 and $2,488 respectively.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

Note 4 – Rental Vehicles

At September 30, 2022 and December 31, 2021 all of the Company’s rental vehicles consisted of the following:

	September 30,	December 31,
	2022	2021

Rental vehicles	$28,229,346	$13,514,619
	28,229,346	13,514,619
Less accumulated depreciation	(5,978,761)	(4,627,300)
Rental vehicles, net	$22,250,585	$8,887,319

The Company’s rental vehicles are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the nine months ended September 30, 2022 and 2021 was $1,881,134 and $1,522,844, respectively. A majority of the rental vehicles are leased with terms are generally for 36 to 60 months and the Company has the right to purchase the vehicles at the end of the lease terms.

Note 5 – Notes Payable

Notes payable at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021

Advance from related parties, non-current (B)	600,000	-
Notes payable to a finance company, interest at the London Interbank Offered Rate (“LIBOR”) plus 10% per annum; monthly principal payments of 0.4166% of principal balance beginning August 1, 2022, with unpaid principal due on July 9, 2026 (A)	7,437,500	7,500,000
Total notes payable	8,037,500	7,500,000
Unamortized debt discount	(1,024,595)	(1,246,566)
Notes payable, net discount	7,012,905	6,253,434
Less current portion	(437,500)	(156,225)
Long-term portion	$6,575,405	$6,097,209

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

(B)

On September 30, 2022 (the “Issuance Date”), Terren S. Peizer, executive chairman of the board of directors of the Company, agreed to provide financing to the Company in the amount of $600,000, to be allocated as collateral for the Company’s newly-formed, wholly-owned subsidiary, Premier Mobility, a captive insurer that will provide insurance directly to the Company. As consideration for Mr. Peizer’s action, on the Issuance Date the Company issued to Mr. Peizer a subordinated promissory note (the “Peizer Note”) due September 30, 2023 (the “Maturity Date”) in the Principal Amount. The Peizer Note does not bear interest. On the Maturity Date, the Company shall pay the Principal Amount to Mr. Peizer and shall also issue to him a common stock purchase warrant, which will enable Mr. Peizer to purchase up to 3,640,000 shares of Common Stock at an exercise price of $0.33 (the “Peizer Warrant”). The Peizer Warrant shall be exercisable at any time between the Maturity Date through September 30, 2028.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

In connection with the Company’s entry into the Term Loan Agreement, the Company entered into an exchange agreement, dated as of July 8, 2021 (the “Exchange Agreement”), with the holder (the “Holder”) of the Company’s 12.5% OID convertible promissory notes due January 12, 2022 issued on April 12, 2021 (the “Prior Notes”). This Exchange Agreement resulted in the issuance of preferred stock that was later either converted to Common Stock or redeemed after completion of the equity capital raise in January 2022. On January 22, 2022, 110,325 shares of the Company’s Series B convertible preferred stock, par value $0.000001 per share (the “Series B Preferred Stock”) was converted to 3,152,143 shares of Common Stock at $0.35 per share. On March 22, 2022, 110,525 shares of Series B Preferred Stock were converted to 3,157,857 shares of Common Stock at $0.35 per share. The remaining outstanding Series B Preferred Stock, or 9,525 shares, was redeemed and a final warrant was issued to the Holder for 128,125 common shares at an exercise price of $0.50 per share.

A rollforward of the EIP note payable from December 31, 2021 to September 30, 2022 is below:

Notes payable, December 31, 2021	$7,500,000
Issued for cash	-
Lease obligation converted to note payable	-
Forgiveness of note payable	-
Repayments	62,500
Amortization of debt discounts	-
Notes payable, September 30, 2022	7,437,500

Future payments under EIP note payable obligations are as follows:

Years ending December 31,
2022	$93,750
2023	374,940
2024	374,940
2025	374,940
2026	6,218,930

$7,437,500

Note 6 – Convertible Notes

On April 12, 2021, the Company, entered into a securities purchase agreement with a certain investor in connection with the issuance, as of that same date, of a 12.5% original issue discount convertible promissory note and a Common Stock purchase warrant. The note has an original principal amount of $2,250,000, with an original issue discount of $250,000. It bears interest at a fixed rate of 10%, is convertible into shares of Common Stock at a price of $3.00 per share (subject to adjustment as set forth in the note), and matured on January 12, 2022. The warrant grants the right to purchase 187,500 shares of common stock at an exercise price of $3.00, subject to adjustment as set forth therein, and is exercisable at any time within five years of the date of issuance. The agreement provides that additional warrants, each for 93,750 shares of common stock with an exercise price of $3.00 per share, will be issued by the Company to the investor on the 12th day of each month that the note remains outstanding. Both the note and the warrant include anti-dilution provisions in which the conversion price of the note and the exercise price of the warrant will be reduced to equal the conversion or exercise price, as applicable, of any subsequently-issued derivative security to acquire shares of common stock, or their equivalent, should that conversion or exercise price be lower than that of the note or the warrant. To account for the note and warrant, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible note. The estimated value of the warrants of $623,373 was determined using the Black-Scholes option pricing model and the following assumptions: term of five years, a risk free interest rate of .089%, a dividend yield of 0% and volatility of 190%. The face amount of the convertible note of $2,250,000 was proportionately allocated to the convertible note and the warrant in the amount of $1,761,866 and $488,134, respectively. Since the Company’s stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note of $810,633. The combined discount of $1,298,767 plus the original issue discount are recorded as a debt discount to the convertible note and are being amortized over the year life of the note. In July 2021, the Company and noteholder agreed to convert the convertible note into 230,375 shares of the Company’s Series B Preferred Stock.

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

Leased vehicle obligations at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021

Leased vehicle obligations	$14,658,413	$3,989,210
Less current portion	(4,839,040)	(1,810,374)
Long-term portion	$9,819,373	$2,178,836

A rollforward of vehicle lease obligations from December 31, 2021 to September 30, 2022 is below:

Lease vehicle obligations, December 31, 2021	$3,989,210
New lease vehicle obligations	7,966,487
Disposal of leased vehicles	(1,526,515)
Lease obligation converted to note payable	-
Payments on lease obligations	(1,897,711)
Lease obligations, June 30, 2022	$8,531,471

New lease vehicle obligations	8,953,442
Disposal of leased vehicles	(-)
Lease obligation converted to note payable	-
Payments on lease obligations	(2,826,500)
Lease obligations, September 30, 2022	$14,658,413

Future payments under lease obligations are as follows:

Years Ending December 31,
2022	$2,705,192
2023	6,347,491
2024	6,979,478
2025	2,747,076
2026	548,652
Total payments	19,327,889
Amount representing interest	(4,669,476)
Lease obligation, net	$14,658,413

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2022:

	Classification on Balance Sheet	September 30, 2022
Assets
Operating lease assets	Operating lease right of use assets	$30,340
Total lease assets		$30,340

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$38,532
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	-
Total lease liability		$38,532

Lease obligations at September 30, 2022 consisted of the following:

Years Ending December 31,
2022	$25,382
2023	13,150
Total payments	38,532
Total obligation
Less: current portion	(38,532)
Non-current capital leases obligations	$-

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

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

During the nine months ended June 30, 2022, the Company:

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

Stock Options

The following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	766,750	$0.53	3.76	$98,937
Granted	60,000	0.43	4.52	5,400
Forfeited	(104,750)
Exercised	(206,250)	0.215
Outstanding, September 30, 2022	515,750	$0.46	4.10	$97,822
Exercisable, September 30, 2022	494,500	$0.46	3.86	$97,822

The exercise price for options outstanding and exercisable at September 30, 2022:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
20,000	$0.21	20,000	$0.21
205,750	0.215	205,750	0.215
15,000	0.22	15,000	0.22
155,000	0.53	133,750	0.53
20,000	0.94	20,000	0.94
20,000	2.12	20,000	2.12
20,000	3.80	20,000	3.8
20,000	0.39	20,000	0.39
20,000	0.55	20,000	0.55
20,000	0.36	20,000	0.36
515,750		494,500

For options granted during the nine months ended September 30, 2022 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.43 and the weighted-average exercise price of outstanding options was $0.46. No options were granted during the nine months ended September 30, 2022 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $58,188, and $356,227 during the nine months ended September 30, 2022 and 2021, respectively. At September 30 2022, the unamortized stock option expense was $18,004.

Warrants

The following is a summary of warrant activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Warrants	Exercise	Remaining	Intrinsic
	Outstanding	Price	Contractual Life	Value
Outstanding, December 31, 2021	4,454,717	$2.53	3.17	$-
Granted	4,393,125	0.34	4.80
Forfeited	-
Exercised	-
Outstanding September 30, 2022	8,847,842	$1.44	4.21
Exercisable, September 30, 2022	8,847,842	$1.44	4.21

The exercise price for warrants outstanding at September 30, 2022:

Outstanding and Exercisable
Number of Warrants	Exercise Price
1,500,000	$4.00
65,625	5.00
65,625	5.00
187,500	3.00
93,750	3.00
93,750	3.00
711,656	1.33
93,750	3.00
93,750	3.00
93,750	3.00
1,174,311	0.71
93,750	3.00
93,750	3.00
93,750	3.00
128,125	0.50
625,000	0.40
3,640,000	0.33
8,847,842

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

Note 9 – Related Party Transactions

During the nine months ended September 30, 2022 and 2021, the Company expensed $1,671,630 and $2,386,623, respectively, related to insuring the Company fleet of vehicles via an insurance brokerage firm, whose owner is also a stockholder of the Company, and in professional fees related to an administrative bookkeeping group partially owned by an officer.

As described in Note 5, herein, on September 30, 2022, Terren S. Peizer, executive chairman of the board of directors of the Company, agreed to provide financing to the Company in the amount of $600,000, to be allocated as collateral for the Company’s Premier Mobility subsidiary. The Company issued a subordinated, non-interest bearing, promissory note due September 30, 2023 for that same amount to Mr. Peizer. Upon maturity, the Company shall repay the principal to Mr. Peizer and shall also issue to him a five-year common stock purchase warrant for 3,640,000 shares Common Stock at an exercise price of $0.33.

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

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi

A complaint was filed on March 5, 2020, in the Los Angeles Superior Court by plaintiff Anthony Davis, who was hired by the Company as its CEO and as a director on or about December 2016. Mr. Davis’s employment with the Company ended after several months. As part of his compensation, Mr. Davis alleges that he expected to receive stock options in the Company. In his pleadings, Mr. Davis admits that he resigned from his executive officer and director positions, but asserts that he did not receive certain compensation in the form of stock options (he has also included a claim for wage and hour violations). The Company denies liability and has asserted that it has paid Mr. Davis all amounts due to him under his employment agreement, while also asserting that Mr. Davis failed to exercise his stock options before they expired on December 31, 2018. The Company filed a demurrer to the first amended complaint, which the Superior Court granted in part and denied in part on September 8, 2021. The plaintiff has since filed a second amended complaint, to which the Company has filed an answer. The Company’s position is that the lawsuit entirely lacks merit, and the Company intends to defend it vigorously. This lawsuit is currently in the discovery phase.

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

Note 11 – Settlements

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 and Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066 (Vanbecelaere)(hereafter the “State Cases”)

On July 22 and July 23, 2020, respectively, two actions were filed in the Los Angeles Superior Court. The complaints underlying the State Cases differ from the consolidated federal securities cases discussed below (In re YayYo Securities Litigation) only by a few words and some random punctuation marks, and are therefore virtually identical. The State Cases litigation was stayed pending the outcome of the federal securities cases, as to which, as noted below, the parties announced a settlement in principle last year. Please see the disclosure concerning In re YayYo Securities Litigation immediately below for further information regarding the final disposition of the State Cases litigation.

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

On July 12, 2022, the district court presiding over In re YayYo Securities Litigation signed an order and final judgment with respect to the settlement described herein. The plaintiffs in the State Cases were bound by this settlement and therefore the State Cases were subject to dismissal by operation of law. On October 19, 2022, the court presiding over the State Cases signed the order of dismissal.

Konop v. El-Batrawi, et al., 1:20-cv-1379- MN (Filed in Del. District Court)

On October 12, 2020, a complaint was filed in Delaware District Court, which complaint was subsequently transferred to the U.S. District Court for the Central District of California, and assigned as a related case to the judge in In re YayYo Securities Litigation. This case was a purported shareholder derivative action, in which the Company was a nominal defendant, alleging that the Company’s executive officers and directors at the time of its IPO made false and misleading statements relating to the Company’s business, operations, and future prospects and that the directors breached their fiduciary duties in doing so. Upon the settlement and dismissal of In re YayYo Securities Litigation, this case was also subject to dismissal, which the district court granted upon motion of the plaintiffs on September 19, 2022.

Note 12 – Subsequent Events

There are no material subsequent events as of November 14, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Corporate History and Background

EVmo, Inc. (“EVmo”, the “Company”, “we”, “our”, or “us”) was initially formed on June 21, 2016 as a Delaware limited liability company under the name “YayYo, LLC.” The Company was subsequently converted into a Delaware corporation pursuant to Section 265 of the Delaware General Corporation Law. The Company now operates as a “C” corporation formed under the laws of the State of Delaware.

We became a reporting company when, on March 17, 2017, an offering circular on Form 1-A relating to a best-efforts offering of our common stock, par value. $0.000001 per share (the “Common Stock”), pursuant to “Regulation A+” of the Securities Act of 1933, as amended (the “Securities Act”), was qualified by the “SEC”. Then, on November 15, 2019, we completed an initial public offering of 2,625,000 shares of Common Stock, at $4.00 per share, for gross proceeds, before underwriting discounts and commissions and expenses, of $10.5 million and our Common Stock was listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “YAYO.”

On February 10, 2020, after being advised by Nasdaq that it believed we no longer met the conditions for continued listing, we announced our intent to voluntarily delist our Common Stock. Since delisting from Nasdaq, our Common Stock has been quoted and traded on the Pink Open Market, which is operated by OTC Markets Group, under the same ticker symbol. The delisting was effective on March 1, 2020.

In September 2020, we changed our name from YayYo, Inc. to Rideshare Rental, Inc., in order for our corporate brand to better reflect our principal business, the rental of ridesharing and delivery gig vehicles. In February 2021, we again changed our name to EVmo, to underscore our commitment to making a full transition to electric vehicles by the end of 2024. In January 2022, we completed a follow-on public offering of 27,400,000 shares of Common Stock, at $0.50 per share, which will, among other uses, provide capital required to facilitate our electric vehicles transition strategy.

We are a holding company operating principally through two wholly-owned subsidiaries: RideShare Car Rentals, LLC (“RideShare”) and Distinct Cars, LLC (“Distinct Cars”). Our proprietary Rideshare Platform provides TNC drivers with an online booking platform, while Distinct Cars maintains a fleet of passenger vehicles and transit vans for use in the last-mile logistical space for rent to our TNC driver customers, enabling such drivers to meet the vehicle suitability and other requirements of rideshare and delivery gig companies such as Uber, Lyft, DoorDash and Grubhub. Through RideShare and Distinct Cars, we seek to become a leading provider of rental vehicles to drivers in the ridesharing and delivery gig spaces, and an industry leader in supplying transit vans for last-mile logistics.

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

Given the current prevalence of FDA-approved eligible vaccines across nearly all age groups, the marked overall decrease in the number of COVID-19 infections, hospitalizations and deaths through the first nine months of 2022, and the resulting lifting of most pandemic restrictions in our active markets, we are optimistic that COVID-19 will not have a material impact on our operations in the current fiscal year. However, certain factors- including, for example, a new, more aggressive and deadly variant that is resistant to the vaccines- could reverse the positive trends of recent months and alter our prediction.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Distinct Cars and RideShare. All significant intercompany transactions and balances have been eliminated.

Consolidated Results of Operations—Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Total Revenues

Revenue for the three months ended September 30, 2022 was $3,551,699 an increase of $827,519 or 23.3% compared to revenue for the three months ended September 30, 2021 of $2,724,180. The increase is principally due to an increase in the size of our rental vehicle fleet and an increase in our daily rental rate.

Cost of Revenues

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the three months ended September 30, 2022 was $2,579,086, an increase of $293,208, or 11.4%, compared to the cost of revenues for the three months ended September 30, 2021 of $2,285,878. The increase is due to higher depreciation expense, insurance expense and vehicle repairs due to an increase in fleet size. For the three months ended September 30, 2022 and 2021 our cost of revenue was 72.62% and 83.91% of our revenue, respectively, including vehicle depreciation. Excluding vehicle depreciation, cost of revenue for the three months ended September 30, 2022 was 49.6%, the lowest cost of revenues by percentage of revenue in company history. The decrease in the cost of revenue as a percentage of revenue is due to improved daily rental rates, effective fleet management and improved driver turnover rates

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2022 were $99,843, representing an increase of $73,278, or 275.8%, over the expenses incurred in the three months ended September 30, 2021 of $26,565. The increase is due to a focused advertising campaign targeted at renting new vehicles added to the platform.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022, were $1,580,058, representing an decrease of $1,638,854, or 103.7%, under the expenses incurred in the three months ended September 30, 2021 of $3,218,912. The decrease is due to maintained payroll, no additional stock issued, reduced legal fees, and controlled administrative expenses.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2022 were $1,765,568, representing a decrease of $1,526,409, or 86.5%, compared to the expenses incurred in the three months ended September 30, 2021 of $3,291,977. The decrease is due to maintained payroll, no additional stock issued, reduced legal fees, and controlled administrative expenses.

Interest expense and financing cost

Interest and financing expenses for the three months ended September 30, 2022 were $712,952 compared to $2,007,194 for the three months ended September 30, 2021. The interest expense was debt service on the EIP Note payable and vehicle lease financing interest expense. The decrease from September 30, 2021 was due to the non-recurring issuance of 825,000 shares of common stock to Acuitas, in connection with a settlement agreement between Acuitas and XLLC, a company owned by the Company’s former chief executive officer. The value of the shares was $3,240,600 which is based on the market price of the Common Stock at the grant date. The $3,240,600 was expensed as financing costs as the dispute underlying the settlement agreement related to an anti-dilution of a prior investment in the Company by Acuitas.

Net Loss

The net loss for the three months ended September 30, 2022 was $(1,505,907), representing a decrease of $3,271,421 or 217.2% compared to net loss from the three months ended September 30, 2021 of $(4,777,328). The increase is due to the reasons described above. The company achieved positive EBITDA for the first time in the three months ended September 30, 2022 of $117,029.

Consolidated Results of Operations—Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Total Revenues

Revenue for the nine months ended September 30, 2022 was $8,888,034 an increase of $1,217,239 or 13.7% compared to revenue for the nine months ended September 30, 2021 of $7,670,795. The increase is principally due to an increase in the size of our rental vehicle fleet and an increase in our daily rental rate.

Cost of Revenues

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the nine months ended September 30, 2022 was $6,636,641, an increase of $654,566, or 9.86%, compared to the cost of revenues for the nine months ended September 30, 2021 of $5,982,075 The increase is due to higher depreciation expense, insurance expense and vehicle repairs due to an increase in fleet size. For the nine months ended September 30, 2022 and 2021 our cost of revenue was 74.67% and 77.99% of our revenue, respectively, including vehicle depreciation. Excluding vehicle depreciation, cost of revenue for the nine months ended September 30, 2022 was 53.5%. The decrease in the cost of revenue as a percentage of revenue is due to improved daily rental rates, effective fleet management and improved driver turnover rates.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2022 were $244,226, representing a decrease of $12,903, or 5.28%, over the expenses incurred in the nine months ended September 30, 2021 of $257,129. The decrease is due to a change in the advertising plan now targeted at renting new vehicles added to the platform.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022, were $4,616,652, representing a decrease of $1,534,855, or 33.25%, over the expenses incurred in the nine months ended September 30, 2021 of $6,151,507. The decrease is due to maintained payroll, no additional stock issued, reduced legal fees, and controlled administrative expenses.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2022 were $5,021,045, representing a decrease of $1,494,357, or 29.76%, compared to the expenses incurred in the nine months ended September 30, 2021 of $6,515,402. The decrease is due to maintained payroll, no additional stock issued, reduced legal fees, and controlled administrative expenses.

Interest expense and financing cost

Interest and financing expenses for the nine months ended September 30, 2022 were $1,449,120 compared to $6,296,524 for the nine months ended September 30, 2021. The interest expense was for redemption and conversion of Series B Preferred Stock, note interest expense and vehicle lease financing interest expense. The decrease from September 30, 2021 was due to the non-recurring issuance of 825,000 shares of Common Stock to Acuitas Group Holdings, LLC, (“Acuitas”) which is the Company’s largest shareholder, in connection with a settlement agreement between Acuitas and X, LLC, a company owned by the Company’s former chief executive officer. The value of the shares was $3,240,600 which is based on the market price of the Common Stock at the grant date. The $3,240,600 was expensed as financing costs as the dispute underlying the settlement agreement related to an anti-dilution of a prior investment in the Company by Acuitas.

Net Loss

The net loss for the nine months ended September 30, 2022 was $(4,218,772), representing an decrease of $6,812,893 or 161.49% compared to net loss from the nine months ended September 30, 2021 of $(11,031,665). The increase is due to the reasons described above. The company is approaching positive EBITDA through the first nine months ended September 30, 2022, with negative EBITDA of $(644,096).

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

Current Assets, Current Liabilities and Working Capital

At September 30, 2022, the Company’s current assets totaled $5,117,946, current liabilities totaled $7,189,940, and a working capital deficit of $(2,071,994). At December 31, 2021, the Company’s current assets totaled $4,077,934, current liabilities totaled $7,051,073, and working capital was a deficit of $(2,973,139).

Regarding current liabilities, the amounts categorized as accounts payable, credit cards and accrued expenses totaled $1,874,868 and $4,940,580 as of September 30, 2022 and December 31, 2021, respectively, a decrease of $3,065,712 or 163.52%, due primarily to the reduction of accounts payable and the reduction of the legal settlement balance.

Since inception, our principal sources of operating funds have been proceeds from equity financing, including the sale of our Common Stock to initial investors known to management and principal shareholders of the Company. We do expect that our current cash on hand to fund operations for the balance of 2022. As of September 30, 2022, the Company had $4,332,459 in cash. The Company used $(7,691,035) in cash from operating activities for the nine months ended September 30, 2022.

Capital Expenditures

During the nine months ended September 30, 2022, the Company had capital expenditures of $16,919,929 in leased vehicles. At September 30, 2022, approximately 80% of the Company’s vehicles were financed with leases. At September 30, 2022 the Company had $28,229,346 of rental vehicles, net of accumulated depreciation in the amount of $5,978,761, totaling $22,2050,585 in net rental vehicles. At December 31, 2021 the Company had $13,514,619 of rental vehicles, net of accumulated depreciation in the amount of $4,627,299, totaling $8,887,320 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for three years and the Company has the right to purchase the leased assets at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash provided from operating activities for the nine months ended September 30, 2022 totaled $(7,691,035), which was a decrease of $6,236,841 from the net cash provided by operating activities of $(1,454,194) for the same period in 2021. The decrease is principally due to the reduction in accounts payable following the equity capital raise in January 2022, decrease in accrued expense, and purchase of new vehicles.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 totaled $10,196,566, which was an increase of $5,227,999 from $4,968,567 for the same period in 2021. The change is principally due to the equity capital raise completed on January 6, 2022 and financing of new vehicles.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for “smaller reporting companies.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rule 13a-15(d) of the Exchange Act) designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective as of August 9, 2022, Gregory Miller resigned as Chief Operating Officer of the Company, citing family obligations as his reason for doing so. No successor to Mr. Miller has been appointed as of the date of this quarterly report.

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

EVMO, INC.
(Registrant)

By:	/s/ Stephen Sanchez
Stephen Sanchez, Chief Executive Officer

/s/ Ryan Saathoff
Ryan Saathoff, Chief Financial Officer

Date:	November 18, 2022

