Form 10-K
period 2022-12-31
EVmo, Inc.
filed 2023-04-21
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39132

EVmo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3028414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3201 N. Sepulveda Blvd. Manhattan Beach, CA 90266

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,058,962 based on the closing price as reported on the OTC.

As of March 30, 2023, there were 71,302,649 shares of common stock, $0.000001 par value per share, outstanding.

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

Our address is 3201 N. Sepulveda Blvd. Manhattan Beach, CA 90266. Our telephone number is (310) 926-2643 and our website may be accessed at www.evmo.com.

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

Drivers can rent their vehicles using the Rideshare Platform, which enables them to check inventory and performance and review vehicle data. Drivers have the ability to book vehicles online by the day, week or month, at their option, make payments, check insurance, or extend their rental with a minimum of inconvenience, while at the same time incurring no maintenance expenses. Depending on the make and model of the requested vehicle, rental prices begin at $39 per day or $795 per month before insurance. The Rideshare Platform is available on desktop, iOS and Android devices. We initially launched the Rideshare Platform in Los Angeles, CA and have since expanded it in the following markets: Oakland, CA; Las Vegas, NV; Chicago, IL; Newark, NJ.

In March 2021, we formed another wholly owned subsidiary, EV Vehicles LLC, a Delaware limited liability company, which we intend to utilize as the corporate platform to implement our strategy to transition our entire fleet of rental vehicles from standard vehicles with internal combustion engines to electric by 2026.

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

Our Growth Strategy

Our current growth strategy, which we formulated in early 2021, centers around our goal to transition our entire vehicle fleet to electric vehicles. We initiated this strategy for several reasons. First, we believe that industry trends are clear that electric vehicles will become the mainstay of the automobile market over the next 10 years. According to Forbes, EV sales in the United States in the second quarter of 2022 accounted for 5.6% of the total auto market, up from 2.7% in the second quarter of 2021. Further, per a report by Automotive News that relied on data collected by Experian, EV registrations in the U.S. were 60% higher in the first quarter of 2022 even as new car registrations overall dropped by 18%. California, our principal market, has the most EV sales over the last 10 years of any state in the U.S, per tracking done by Veloz, with a total of 1,304,581 sold out of 3,057,859 nationwide. We expect these trends will only accelerate as EV charging stations become more prevalent and major automobile manufacturers continue to gradually shift away from internal combustion engine vehicles to EVs. In January 2023, Goldman Sachs Research issued a report that predicts that EVs will constitute 16% of all global automobile sales by 2025, 33% by 2030, and greater than 50% soon after 2035, respectively.

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

Finally, we have concluded that governmental policies and mandates will ultimately force the hand of both the automobile industry and consumers. The Inflation Reduction Act of 2022 provides a tax credit of $7,500 for qualifying EV purchases and the Biden Administration has set a goal of 50% EV sales in the U.S. by 2030. The governor of California has announced that by 2035 the state will require all new vehicles sold to be EVs or plug-in hybrid electrics. In Oregon, residents can receive a rebate of up to $2,500 on the purchase or lease of a qualifying electric vehicle.

While we will incur a considerable short-term operating expense in turning over our fleet, we firmly believe that the reputational and brand benefits we will realize from being known as a TNC vehicle provider with an entirely electric fleet will quickly allow us to differentiate ourselves and significantly grow our business. The trends we describe above will directly impact the ridesharing and delivery gig industries, as we believe that both TNC drivers and riders will increasingly express a preference for electric vehicles. As an early industry leader in this area, we believe that we will be well-positioned to market ourselves successfully and become profitable, using our current business model of vehicle rentals to TNC drivers. Currently, approximately 35% of our fleet is electric or plug-in hybrid. By the end of 2023, we expect over 50% of our fleet to be electric or plug-in hybrid vehicles with continue effort to be 100% electric or plug-in hybrid by the end of 2025.

Impact of COVID-19 on our Business

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on our cash flows, but we then saw a positive upward movement in revenue during the second half of 2020, which continued through fiscal 2021. Currently, through fiscal 2022, the demand for Rideshare remains high with little impact remaining from the COVID-19 pandemic.

Given the current prevalence of FDA-approved eligible vaccines across most age groups, the marked decrease in the number of COVID-19 infections, hospitalizations and deaths in 2022, and the resulting easement of pandemic restrictions in our active markets, we are optimistic that COVID-19 will not have a material impact on our operations in the current fiscal year. However, certain factors- including, for example, a new, more aggressive and deadly variant that is resistant to the vaccines could alter our prediction.

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

We currently have four priorities: diversifying our revenues by expanding into different markets in North America and continuing our transition to electric vehicles; improving our operating efficiencies, particularly through training our sales force; meeting our customers’ expectations by continuing to provide TNC drivers with quality vehicles and reliable service via the Rideshare Platform; and disciplined capital and fleet management, in which our management team allocates our resources effectively.

Rideshare Car Rentals, LLC

In October 2017, the Company created Rideshare in order to launch the Rideshare Platform, a booking platform developed, coded and wholly-owned by us, and used primarily to rent our Distinct Car vehicles to TNC ridesharing and delivery gig drivers. The Rideshare Platform commercially markets the Distinct Cars fleet (and to a lesser extent the vehicles of other fleet owners and selected individual car owners) to ridesharing and delivery gig drivers. The Company initially launched the Rideshare Platform in Los Angeles, CA and has since expanded it to Oakland, CA; Las Vegas, NV; Chicago, IL; Newark, NJ.

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

In August 2017, we entered into a leasing arrangement for an initial group of twelve (12) vehicles, with the intent of testing our concept within the ridesharing industry. Following the Company’s proof of concept period, we expanded in December 2017 by adding an additional 135 vehicles to our fleet. As of January 3, 2022, Distinct Cars includes a fleet of approximately 1,000 vehicles- including standard internal combustion engine and electric passenger vehicles as well as transit vans for the last-mile logistical space- under lease contract. Generally, professional ridesharing and delivery gig economy drivers contract for vehicle rental periods ranging from less than three days to six months. The rental vehicles made available to TNC drivers by the Company are configured and guaranteed to be compliant with the same vehicle requirements promulgated by the largest private ridesharing TNCs, Uber and Lyft.

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

Commercial Fleet Purchase Programs

As of December 31, 2022 our fleet consists of Tesla Model 3, Hyundai Elantra, Chevy Bolt, Hyundai Ionic, Kia Forte, Nissan Sentra and Nissan Altimas. Through direct ordering from OEM Manufacturers and dealers, we are able to procure vehicles at or below MSRP pricing through bulk purchases and developed relationship channels.

Vehicles are financed through several developed capital lease financing partners: ACME Financing, Utica Leasing, Liberty Commercial and NFS Leasing.

Additionally, we have added an operating lease partner, Spring Free EV, to assist with additional electric vehicle procurement and financing.

Neither partnership is in the form of a supply or requirements contract. We submit, on an as-needed basis, purchase orders for vehicles and these orders are fulfilled on the general terms established at the inception of the partnership program, including below-MSRP pricing.

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

In September 2022, the Company added Premier Mobility Insurance Company to place additional physical damage insurance for our owned and leased fleet.

Intellectual Property

As of the date of this Report, we have two registered trademarks “YayYo®” and the service mark for a stylized design representing an automobile that is present in our web sites and our marketing materials. We have no applications for other trademarks at present. We have no patents or copyrights.

Human Capital

As of the date of this Report, we had approximately 27 full-time employees, all of which are based at our offices. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees generally are good.

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

Competition

The market for providing vehicles to TNC drivers is competitive. We believe our principal competitors to be regional car rental companies with capabilities to provide the rental of vehicles for use by drivers who work for ridesharing and delivery gig platforms, and Lyft Express, which makes rental vehicles available to Lyft drivers. National car rental companies such as Hertz and Avis also have programs directed at ridesharing and delivery drivers. These companies are all larger and better-resourced than we are at present and have superior market presence and reputation.

However, we believe we enjoy a competitive advantage vis-à-vis the above companies through our ability to directly rent cars to our customers from our Distinct Cars fleet and the high functionality of the Rideshare Platform. We also believe that our transition to electric vehicles over the coming years will enhance our brand and further distinguish us from our competitors.

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

ITEM 1A. RISK FACTORS

Under current SEC rules, as a smaller reporting company, we are not required to provide risk factor disclosure in this Report or in any of our periodic reports until such time as we no longer qualify as a smaller reporting company. However, we included a comprehensive set of risk factors in a registration statement on Form S-1 that was declared effective by the SEC on December 23, 2021, and can be accessed here: https://www.sec.gov/ix?doc=/Archives/edgar/data/0001691077/000149315221031270/forms-1a.htm. Most of these risk factors remain applicable to our business and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease and maintain our principal offices at 2301 N. Sepulveda Blvd. Manhattan Beach, CA 90266, which is where the majority of our operational staff conducts its activities on a day-to-day basis. We do not currently own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We have included a description of the pending legal proceedings or potential claims against us whose outcome may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows, in Note 12 to the audited financial statements for the fiscal year ended December 31, 2022 included elsewhere in this Report.

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

Holders

As of March 30, 2023, there were approximately 1,070 holders of record of our Common Stock.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the Company in fiscal 2022. The Company issued 100,000 shares of Common Stock to Mr. Shawn Mesaros as consideration for services and support in connection with the Common Stock offering completed on January 6, 2022.

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

We became a reporting company when, on March 17, 2017, an offering circular on Form 1-A relating to a best-efforts offering of our Common Stock pursuant to “Regulation A+” of the Securities Act of 1933, as amended (the “Securities Act”), was qualified by the Securities and Exchange Commission (the “SEC”). Then, on November 15, 2019, we completed an initial public offering of 2,625,000 shares of Common Stock, at $4.00 per share, for gross proceeds, before underwriting discounts and expenses, of $10.5 million and our Common Stock was listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “YAYO.”

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

In September 2020, we changed our name from YayYo, Inc. to Rideshare Rental, Inc., in order for our corporate brand to better reflect our principal businesses, ridesharing and vehicle rentals. In February 2021, we again changed our name to EVmo, Inc., to underscore our commitment to making a full transition to electric vehicles by the end of 2024. In January 2022, we completed a follow-on offering of 27,400,000 shares of our Common Stock, at $0.50 per share, for gross proceeds, before underwriting discounts and expenses, of $13,700,000.

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

Impact of COVID-19 on our business

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on our cash flows, but we then saw a positive upward movement in revenue during the second half of 2020, which continued through fiscal 2021. Currently, through fiscal 2022, the demand for Rideshare remains high with little impact remaining from the COVID-19 pandemic.

Given the current prevalence of FDA-approved eligible vaccines across most age groups, the marked decrease in the number of COVID-19 infections, hospitalizations and deaths in 2022, and the resulting easement of pandemic restrictions in our active markets, we are optimistic that COVID-19 will not have a material impact on our operations in the current fiscal year. However, certain factors- including, for example, a new, more aggressive and deadly variant that is resistant to the vaccines could alter our prediction.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Distinct Cars and RideShare. (As of the date of this Report, our other wholly-owned subsidiary, EV Vehicles, has no material assets and generates no revenue,) All significant intercompany transactions and balances have been eliminated.

Consolidated Results of Operations—Year ended December 31, 2022, Compared to Year ended December 31, 2021.

Total Revenues

Revenue for the year ended December 31, 2022 was $12,558,427, an increase of $2,322,797 or 22.69% compared to revenue for the year ended December 31, 2021 of $10,235,630 The increase is attributed to improved operating results stemming from, in part, drivers who regularly extend their vehicle rentals through Rideshare and an increase in the size of Distinct Cars’ vehicle fleet.

Cost of Revenues

Cost of revenues for the year ended December 31, 2022 were $10,068,469, an increase of $1,517,015 or 17.74% compared to cost of revenues for the year ended December 31, 2021 of $8,551,454. Depreciation expense on the vehicles is included in cost of revenues. The increase is due to higher depreciation expenses due to an increase in fleet size and higher repairs and maintenance, including body shop expenses to redeploy vehicles. For the years ended December 31, 2022 and 2021 our cost of revenue including vehicle depreciation was 19.8% and 22.0% of our revenue, respectively. The increase in the cost of revenue is mainly attributed to an increase in body shop-related expenses, depreciation expense, auto maintenance expenses and registration expenses due to the increase in fleet size in 2022.

If we exclude vehicle depreciation, gross profit the year ended December 31, 2022 was $5,465,531, an increase of $799,183 or 17.1% compared to gross profit for the year ended December 31, 2021 of $4,666,348. Excluding vehicle depreciation, gross margin the year ended December 31, 2022 was 43.5%, as compared to gross margin for the year ending December 31, 2021 of 45.5%.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2022 were $348,277 representing an increase of $65,096 or 23.0% over the year ended December 31, 2021 of $283,181. The increase is attributed to targeted marketing efforts to rent the additions to our fleet in each of our five operations locations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $6,451,021, representing a decrease of $1,946,128 or 23.2% below the year ended December 31, 2021 of $8,397,149. This decrease is attributable to spending efficiency, reduction of legal fees/settlements, and reduced professional fees.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2022 were $7,042,287, representing a decrease of $1,837,796 or 20.7% compared to the year ended December 31, 2021 of $8,880,083. The decrease is due to the aggregate reasons described in the expense-related disclosure above.

Interest Expense, Net

Interest and financing expenses for the year ended December 31, 2022 were $2,589,898 compared to $6,296,524 for the year ended December 31, 2021. The decrease in interest and financing cost for the year ended December 31, 2022 was due to the completion of our capital raise in January 2022.

Gain on Forgiveness of Debt

Gain on forgiveness of debt for the year ended December 31, 2022 was $0 as compared to $8,000 for the same period in 2021, as, during the year ended December 31, 2021, a small balance remaining on an Economic Impact Disaster Loan granted by the Small Business Administration Loan was forgiven.

Net Loss

The net loss for the year ended December 31, 2022 was $(7,142,227), representing an improvement of $7,842,651 or 52.3% compared to the net loss for the year ended December 31, 2021 of $(14,984,878). The increase and improvement is due to the aggregate reasons described in the expense-related disclosure above.

Liquidity, Capital Resources and Plan of Operations

In November 2019, we completed our initial public offering of Common Stock, and sold a total of 2,625,000 common shares at a price of $4.00 per share. Total gross proceeds from the offering were $10,500,000, before deducting underwriting discounts and other offering expenses.

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

In connection with the term loan, we entered into an exchange agreement with the investor who we entered into the securities purchase agreement in April 2021. As part of the exchange agreement, the investor agreed to exchange the note we issued to it in April 2021 for 230,375 shares of Series B Preferred Stock, and a warrant. The warrant granted the investor the right to purchase 93,750 shares of Common Stock at an exercise price of $3.00, subject to adjustment. This warrant is exercisable in full at any time within five (5) years of the date of issuance. Additional warrants on substantially identical terms were issued by the Company to the investor monthly until such time as the Preferred Stock was redeemed or converted in full, after which a final warrant was issued. All of the shares of Series B Preferred Stock were converted by their holder into shares of Common Stock, or redeemed by us, in the first quarter of 2022.

In January 2022, we completed a follow-on offering of 27,400,000 shares of Common Stock at a price of $0.50 per share, for total gross proceeds of $13,700,000.

Current Assets, Liabilities and Working Capital

At December 31, 2022, the Company’s current assets totaled $2,625,891, current liabilities totaled $7,583,679, and working capital was a deficit of $4,957,788. At December 31, 2021, the Company’s current assets totaled $4,077,934, current liabilities totaled $7,051,073, and working capital was a deficit of $2,973,139.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $2,051,926 and $4,940,580 as of December 31, 2022 and 2021, respectively, a decrease of $2,888,654 or 58.5%.

Since inception, our principal sources of operating funds have been: (i) proceeds from equity financings, including two public offerings of our Common Stock and the private sales of our Common Stock to certain investors in transactions exempt from registration under the Securities Act; (ii) the term loan for $7.5 million described above; and (iii) revenues generated from our operations. As of December 31, 2022, the Company had $1,702,942 in cash and cash equivalents. As of the date of this Report, we do not believe that we have sufficient capital to finance our operating expenses for the remainder of this fiscal year and the Company is actively seeking new sources of capital.

Capital Expenditures

During the year ended December 31, 2022, the Company had capital expenditures of $16,807,593 in leased vehicles. Most of the Company’s vehicles are financed with leases. At December 31, 2022 the Company had $27,702,758 of rental vehicles, net of accumulated depreciation in the amount of $7,001,331, totaling $20,701,427 in net rental vehicles. At December 31, 2021 the Company had $13,514,619 of rental vehicles, net of accumulated depreciation in the amount of $4,627,300, totaling $8,887,319 in net rental vehicles. Additionally, the Company purchased $132,000 in kiosks for the launch of the Trek World project in Illinois. A contract is in place with Trek World to guarantee the costs of the kiosks through rental of the vehicles and a revenue share potential on the point-of-sale device merchant fees. Should Trek World terminate the rental agreements. Payment in full for the $132,000 is to be reimbursed at termination of the rentals from Trek World. The Company’s rental vehicles and kiosks are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for one to three years and the Company has the right to purchase the leased vehicle at the end of the lease terms.

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash expended by operating activities for the year ended December 31, 2022 totaled $(7,453,435), which was a increase of $5,999,241 from the net cash generated from operating activities of $(1,454,194) for the same period in 2021. The decrease is primarily due to the acquisition of leased vehicles increasing the fleet size.

Cash Flows from Financing Activities

Net cash generated from financing activities for the year ended December 31, 2022 totaled $7,434,449, which was an increase of $2,465,882 from the net cash expended in financing activities of $4,968,567 for the same period in 2021. The change is principally due to the capital raise completed in January 2022.

Current Plan of Operations

Our plan of operations is currently focused on the growth and ongoing development of our operating businesses: (i) the Rideshare Platform, offered through Rideshare, (ii) our vehicle fleet, which is commercially available through Distinct Cars, and (iii) our fleet management initiatives. We expect to incur substantial expenditures in the foreseeable future for the continuing operations of our businesses. We embarked on our EV strategy in 2021, in which we set a goal to replace our entire fleet of vehicles with all electric vehicles by 2026. At this time, we cannot reliably estimate the timing or aggregate amount of all of the costs associated with these efforts and, as of the date of this Report, we cannot continue to execute our EV strategy until such time as we have secured new sources of capital.

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

Our working capital requirements depend upon numerous factors and there can be no assurance that our current cash resources will be sufficient to fund our short-term operations. We have determined that our long-term operations will require new sources of capital, which we are actively working to obtain at this time.

Contractual Obligations, Commitments and Contingencies

The Company periodically enters into a series of monthly vehicle leasing agreements with ACME Auto Leasing, Utica Leasing Company, NFS Financial Services, Liberty Financial and Spring Free EV each with an approximate lease term of 12 to 60 months. As of December 31, 2022 and December 31, 2021, the Company had total principal lease obligations before residuals and interest expense in the amount of $13,675,268 and $3,989,210, respectively. The Company owes monthly payments under each lease agreement ranging from approximately $285 per month to $1,150 per month. At the end of the term of most lease agreements, we have the right to purchase ownership and title of the subject vehicle for a nominal payment. In addition, the lease agreements are subject to and secured by a grant of a purchase money security interest on each leased vehicle. We expect the useful life of each vehicle to be approximately five years but also expect to cycle vehicles at three years.

We lease and maintain our principal offices at 2301 N. Sepulveda Blvd. Manhattan Beach, CA 90266 where the majority of our operational staff conducts its activities on a day-to-day basis. We do not currently own any real estate.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are impacted by increasing interest rates. Future financing of leased vehicles cost is accelerated due the rising interest rates along with some of our vehicle leases adjust as the prime rates change. Additionally, our current note payable with Energy Impact Partners monthly interest costs accelerate as prime rates are increases.

Foreign currency exchange rates, or that may otherwise arise from transactions in derivatives do not have an impact on our business.

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

There is one material deviation from GAAP related to ASC 842. The lease balances presented represent remaining principal balances of each lease as of December 31, 2022. The disclosure identifies the future interest payments to represent the full lease payment obligations. The current treatment is a material deviation from GAAP and ASC 842 but consistent with prior year treatment. An ASC 842 study is planned for 2023 and the Company expects to modify and adjust to comply with ASC 842 by fiscal year end 2023.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed its methodology for estimating the valuation allowance. A change in valuation allowance affect earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our CEO and CFO have concluded that, at December 31, 2022, such disclosure controls and procedures were not effective. We elaborate on the basis for this conclusion in the discussion contained in our “Management’s Report on Internal Control over Financial Reporting” below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on those criteria, management determined that we did not maintain effective internal control over financial reporting at December 31, 2022.

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

To address this material weakness, management has implemented procedures to ensure that the financial statements balances included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. In 2021, the Company improved oversight relating to its accounting and finance functions, but has yet to hire a sufficient number of additional accounting and finance staff to fully address the material weakness identified herein. Therefore, as of the date of this Report, this material weakness still exists and is the basis for our conclusion that our disclosure controls and procedures were, at December 31, 2022, and remain, not effective.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Stephen M. Sanchez	56	Chief Executive Officer, Director and Acting Board Chair
Ryan Saathoff	49	Chief Financial Officer
Michael Harris	42	Chief Operating Officer
Douglas M. Mox	55	Director
John P. O’Neill	64	Director

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

Michael Harris has served as the Company’s Chief Operating Officer since January 2022. Effective January 3, 2023, Michael Harris was appointed Chief Operating Officer (“COO”) of the Company. Mr. Harris, who had previously served as the Company’s Executive Vice President, Operations and Engineering, succeeds Gregory Miller, who resigned as COO in August 2022. The Board approved and ratified Mr. Harris’s promotion to COO at a meeting held on November 29, 2022. Mr. Harris, 42, joined the Company in March 2021 as Vice President of Engineering. Prior to then, he worked at OnTrac for over 5 years as senior manager of industrial engineering and for 12 years at FedEx Ground Shipping as an engineering manager. Mr. Harris holds a bachelor of science degree from West Virginia University and a Master of Business Administration from Mount St. Mary’s University.

Board of Directors

Departures:

Terren S. Peizer was appointed the Executive Chairman of the Board of Directors in February 2021. Mr. Peizer resigned and Chairman of the Board and from the Board of Directors on February 10, 2023.

Harbant S. Sidhu served as a director of the Company beginning in January 2020. Mr. Sidhu resigned as a member of the Board of Directors on January 3, 2023.

Current Board of Directors:

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

John P. O’Neill has been one of our directors since January 2020. Mr. O’Neill is a 45-year veteran of the logistics industry and has worked both in the U.S. and internationally over the course of his career. Since 1990, Mr. O’Neill has been employed by affiliates of DHL International GmbH in positions of increasing responsibility in the U.S. and throughout Asia. From March 2013 through April 2020, Mr. O’Neill was the Deputy Managing Director of DHL-Sinotrans International Air Courier, in Beijing. Mr. O’Neill returned to the U.S. and retired from DHL at the end of April 2020. Currently he provides consulting services in the logistics industry and actively manages various investments. The Company believes that Mr. O’Neill is qualified to serve as a director of the Company as a result of his extensive leadership experience in the logistics industry.

Stephen M. Sanchez has been one of our directors since January 2020 and has served as the Company’s Chief Executive Officer on a part-time basis since February 2021. Mr. Sanchez has over 30 years of experience in the logistics industry, particularly in the design, implementation and operation of last- mile delivery services. Since November 2019, Mr. Sanchez also serves as the CEO of PDQ Pickup LLC, a moving and logistics company, or PDQ Pickup. From August 2019 until November 2019, Mr. Sanchez was the Chief Operating Officer of PDQ Pickup. From January 2018 until August 2019, Mr. Sanchez was Senior Vice President of Operations and Business Development for Boxbot, Inc., a robotics company focusing on the development and sale of autonomous last-mile delivery vehicles. From November 2015 until January 2018, Mr. Sanchez was Senior Manager of Final Mile Process Engineering for Amazon, Inc. From September 2014 until November 2015, Mr. Sanchez served as Vice President/Director of Supply Chain – Hub and Network Planning, for LaserShip Inc., a regional provider of same-day and next-day delivery services. Mr. Sanchez, who is a veteran of the U.S. Navy, also has held positions of increasing responsibility with affiliates of DHL International GmbH, as well as with National Express Corporation and United Parcel Service. We believe that Mr. Sanchez is qualified to serve as a director of our company as a result of his extensive leadership experience in logistics and business development. Mr. Sanchez has been serving as the acting Board Chair since the resignation from the Board of Mr. Peizer on February 10, 2023.

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

Director Independence

Our Board of Directors is comprised of a majority of “independent directors” as defined under Rule 803 of the NYSE American Company Guide (“Rule 803”). Although we are not currently listed on the NYSE American (or any other national securities exchange), we are using Rule 803’s definition of “independence” to make this determination. Rule 803 provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Rule 803 further provides that a director cannot be considered independent if:

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

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Douglas M. Mox and John P. O’Neill are all independent directors of the Company. However, our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements.

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

Board of Directors Meetings and Attendance

During the fiscal year ended December 31, 2022, the Board of Directors held three (3) meetings. There was a quorum present at each meeting.

Code of Ethics

Although we are not required to do so, as our Common Stock is not listed on a national securities exchange in which an adopted Code of Ethics would be a listing requirement, our Board plans at some point to adopt a written code of business conduct and ethics (a “Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

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

During the fiscal year ended December 31, 2022, the Audit Committee held one meeting.

Compensation Committee

We have established a compensation committee of the Board of Directors, which consists of Douglas Mox and Stephen M. Sanchez, the former of whom is an independent director. Mr. Mox is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, or Rule 16b-3, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code, or Section 162(m). Mr. Sanchez is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

During the fiscal year ended December 31, 2022, the Compensation Committee held one meeting.

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

Delinquent Section 16(a) Reports

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe as of the date of this Report that our current executive officers, directors and greater than 10 percent beneficial owners have filed on a timely basis all Section 16(a) reports required to be filed during the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned for the years ended December 31, 2022 and 2021, for (i) all individuals serving as our principal executive officer or acting in a similar capacity during 2022 (“PEO”), and (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of 2022:

Name and principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen M. Sanchez	2022	$309,750	$		$0	$4,406	$0	$0	$0	$314,156
Chief Executive Officer (1)	2021	$262,500		$0	$0	$36,536	$0	$0	$0	$299,036

Ryan Saathoff	2022	$249,996		$0	$0	$17,601	$0	$0	$0	$267,600
Chief Financial Officer (2)	2021	$196,500		$0	$0	$17,601	$0	$0	$0	$214,101

Gregory Miller	2022	$100,108		$0	$0	$0	$0	$0	$0	$100,108
Chief Operating Officer (3)	2021	$187,500		$0	$0	$0	$0	$0	$0	$187,500

Ramy El-Batrawi	2022	$0		$0	$0	$0	$0	$0	$0	$0
Former Chief Executive Officer (4)	2021	$0		$0	$0	$0	$0	$0	$0	$0

Laurie DiGiovanni	2022	$0		$0	$0	$0	$0	$0	$0	$0
Former Chief Operating Officer (5)	2021	$53,846		$0	$0	$0	$0	$0	$0	$53,846

(1)	Mr. Sanchez was appointed Chief Executive Officer in February 2021, Prior to then, he served as chairman of the Board, for which he was compensated 5,000 non-qualified stock options each fiscal quarter, which compensation he still receives as he remains on the Board as a non-independent director. That compensation is reflected in the “Director Compensation” table below.

(2)	Mr. Saathoff has served as Chief Financial Officer since April 2020.

(3)	Mr. Miller was appointed Chief Operating Officer in April 2021 and served until June 2022.

(4)	Mr. El-Batrawi served as Chief Executive Officer from February 2020 until February 2021. He did not take any compensation for his service during this period.

(5)	Ms. DiGiovanni served as Chief Operating Officer during the entirety of 2020 and the first quarter of 2021.

Bonuses

No bonuses were paid to any executive officers in 2022 or 2021.

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

Name	Year	Fees Earned or Paid	Stock Awards	Option Awards	Non- Equity Incentive	All Other Compensation	Total
Stephen M. Sanchez	2022	$0	$0	$4,406	$0	$0	$4,406
Acting Board Chair	2021	$0	$0	$36,536	$0	$0	$36,536

Douglas M. Mox	2022	$0	$0	$4,406	$0	$0	$4,406
	2021	$0	$0	$36,536	$0	$0	$36,536

John P. O’Neill	2022	$0	$0	$4,406	$0	$0	$4,406
	2021	$0	$0	$36,536	$0	$0	$36,536

Harbant S. Sidhu**	2022	$0	$0	$4,406	$0	$0	$4,406
	2021	$0	$0	$36,536	$0	$0	$36,536

Terren S. Peizer*	2022	$0	$0	$0	$0	$0	$0
Executive Chairman	2021	$0	$0	$0	$0	$0	$0

*- Mr. Peizer joined the Board as its Executive Chairman in February 2021. He did not take any compensation for his service as a director. Mr. Peizer resigned from the board of directors and as Executive Chairman on February 10, 2023

**-Mr. Sidhu resigned from the Board of Directors on January 3, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock (our only outstanding calls of voting securities) as of December 31, 2022, of (i) each person known to us to be the beneficial owner of at least five percent (5%) of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days as of December 31, 2022, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The percentages in the table below are based on an aggregate of 69,802,649 outstanding shares of Common Stock. Unless otherwise indicated, the principal mailing address of each of the persons below is c/o EVmo, Inc., 3201 N. Sepulveda Blvd. Manhattan Beach, CA 90266. The Company’s executive office is also located at 2301 N. Sepulveda Blvd. Manhattan Beach, CA 90266.

Name of Beneficial Owner	Title	Amount Beneficially Owned		Total Percentage
Officers and Directors (1)
Terren S. Peizer (2)	Executive Chairman	12,616,819		18.07%
Ryan Saathoff	Chief Financial Officer	275,000	(3)	*	%
Gregory Miller	Chief Operating Officer	0		*	%
Stephen M. Sanchez	Chief Executive Officer and Director	130,556	(4)	*	%
Douglas M. Mox	Director	50,000	(5)	*	%
John P. O’Neill	Director	398,987	(6)	*	%
Harbant S. Sidhu	Director	105,000	(7)	*	%

All Officers and Directors as a Group		13,576,362		19.45%

Greater than 5% Stockholders
Acuitas Group Holdings, LLC (8)		12,616,819		18.07%
Ault Alliance, Inc. (9)		10,000,000		14.33%
Cavalry Fund I Management, LP (10)		4,962,502		7.11%

				*- less than 1.0%

(1)	Unless otherwise indicated, the principal address of the named directors and officers of the Company is c/o YayYo, Inc., 2301 N. Sepulveda Blvd. Manhattan Beach, CA 90266.
(2)	Mr. Peizer is the sole member of Acuitas Group Holdings, LLC. He has sole voting and investment power over these shares.
(3)	This total includes non-qualified stock options to purchase up to an aggregate of 62,500 shares of Common Stock.
(4)	This total includes non-qualified stock options to purchase up to an aggregate of 50,000 shares of Common Stock.
(5)	Mr. Mox’s entire beneficial ownership at present consists of non-qualified stock options.
(6)	This total includes non-qualified stock options to purchase up to an aggregate of 50,000 shares of Common Stock.
(7)	This total includes non-qualified stock options to purchase up to an aggregate of 50,000 shares of Common Stock.
(8)	Please see footnote (2) above.
(9)	Based on a Schedule 13G/A filed on February 13, 2023, the address of Ault Alliance, Inc (formerly BitNile Holdings Inc.). is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141. The signatories of the Schedule 13G filed by Ault Alliance, Inc. are its executive chairman, Milton C. Ault, III and David J. Katzoff. To the best of the Company’s knowledge, Messrs. Ault and Katzoff may be deemed to share voting and investment power over these shares.
(10)	Based on a Schedule 13G/A filed on February 13, 2023, Cavalry Fund I Management, LLC is identified as the general partner of Cavalry Fund I LP., both of which report ownership of 4,962,502 shares of Common Stock. Thomas Walsh is identified therein as the manager of Cavalry Fund I Management, LLC and, to the best of the Company’s knowledge, may be deemed to have voting and investment power over these shares. The address of Mr. Walsh and these affiliated entities is stated in the Schedule 13G/A as 82 E. Allendale Rd., Ste. 5B, Saddle River, NJ 07458.

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

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of December 31, 2022.

Name and principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Ryan Saathoff	62,500	0	0	$0.22	7/25/2025	0	0	0	0

Stephen M.	5,000			$0.22	7/8/2025
Sanchez	5,000			$0.21	10/8/2025
	5,000			$0.53	1/6/2026
	5,000			$3.80	4/6/2026
	5,000			$2.12	7/6/2026
	5,000			$0.94	10/6/2026
	5,000			$0.55	1/6/2027
	5,000			$0.39	4/7/2027
	5,000			$0.36	7/7/2027
	5,000	0	0	$0.30	9/7/2027	0	0	0	0

Douglas	5,000			$0.22	7/8/2025
M. Mox	5,000			$0.21	10/8/2025
	5,000			$0.53	1/6/2026
	5,000			$3.80	4/6/2026
	5,000			$2.12	7/6/2026
	5,000			$0.94	10/6/2026
	5,000			$0.55	1/6/2027
	5,000			$0.39	4/7/2027
	5,000			$0.36	7/7/2027
	5,000	0	0	$0.30	9/7/2027	0	0	0	0

John P.	5,000			$0.22	7/8/2025
O’Neill	5,000			$0.21	10/8/2025
	5,000			$0.53	1/6/2026
	5,000			$3.80	4/6/2026
	5,000			$2.12	7/6/2026
	5,000			$0.94	10/6/2026
	5,000			$0.55	1/6/2027
	5,000			$0.39	4/7/2027
	5,000			$0.36	7/7/2027
	5,000	0	0	$0.30	9/7/2027	0	0	0	0

Harbant S.	5,000			$0.22	7/8/2025
Sidhu	5,000			$0.21	10/8/2025
	5,000			$0.53	1/6/2026
	5,000			$3.80	4/6/2026
	5,000			$2.12	7/6/2026
	5,000			$0.94	10/6/2026
	5,000			$0.55	1/6/2027
	5,000			$0.39	4/7/2027
	5,000			$0.36	7/7/2027
	5,000	0	0	$0.30	9/7/2027	0	0	0	0

Indemnification of Directors and Officers

We have agreed to indemnify the underwriters against specified liabilities, including liabilities under the Securities Act, and to contribute to payments the underwriters may be required to make in respect thereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of the date of this Report, there is only one transaction in which:

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

During the fiscal year ended December 31, 2022, the Company’s Executive Chairman, Terren S. Peizer, extended a short-term note payable to the Company in an amount totaling $600,000. Further, that note was exchanged on February 10, 2023 for a long-term note payable of $1,600,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Gries and Associates (“Gries”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022.

AJ Robbins CPA, LLC (“AJ Robbins”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

On January 13, 2022, AJ Robbins submitted a letter of resignation to the Board and the Audit Committee. The resignation, which was effective immediately, resulted from the retirement of the managing member of AJ Robbins and the related unwinding of the business. On January 20, 2022, the Board appointed Gries as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022.

Aggregate fees billed by the Company’s independent registered public accounting firm over the last two fiscal years are set forth below:

	2022	2021
Audit fees and quarterly reviews (1)	$131,000	$131,000
Audit related fees	-
Tax fees	-	-
All other fees (2)	3,000	65,250

(1)	Audit fees include fees for audit or review services in accordance with generally accepted auditing standards, such as statutory audits and services rendered for compliance with Section 404 of the Sarbanes-Oxley Act.
(2)	Other fees include services performed in connection with financing activities during fiscal year, paid to AJ Robbins for final review of the capital raise details completed in January 2022.

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

All financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

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

December 31, 2022 and 2021

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EVmo, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EVmo, Inc. (the Company), which comprise the balance sheet as of December 31, 2022 and 2021, and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements. In our opinion, except for the effects on the financial statements of not properly accounting for ASC 842, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

In our opinion, the entity has not properly accounted for the accounting standard 842, Leases, for the year ended December 31, 2022. The current impact on the financial statements is unable to be determined at the date of this report, but the impact would likely have an effect on the fixed assets, notes payable, interest accruals, and profit and loss statement.

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

We have served as the Company’s auditor since 2021.

Denver, Colorado
April 21, 2023
PCAOB #6778

blaze@griesandassociates.com

501 S. Cherry Street Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

EVmo, Inc.

Condensed Consolidated Balance Sheets

As of December 31, 2022 and December 31, 2021

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$1,702,942	$1,853,928
Accounts receivable	919,245	751,450
Prepaid expenses	3,704	609,701
Deferred offering costs	-	862,855
Total current assets	2,625,891	4,077,934

Property and equipment, net	165,781	45,601
Rental vehicles, net	20,701,427	8,887,319
Right of use asset	-	149,759
Other assets	2,439,099	100,000
TOTAL ASSETS	$25,932,197	$13,260,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (including $446,963 and $670,047 to related party)	$1,834,808	$3,784,315
Credit Cards	171,154	-
Accrued expenses	217,118	1,156,265
Notes payables, current (net of discount of $0 and $0)	531,250	156,225
Customer deposit - related party	-	-
Finance lease obligations, current	4,829,349	1,810,374
Operating lease obligations, current	-	143,894
Total current liabilities	7,583,679	7,051,073

Advance from related parties, non-current	600,000
Note payable, net of current portion (net of discount of $953,256 and $1,246,566)	6,459,244	6,097,209
Finance lease obligations, net of current portion	8,845,919	2,178,836
Operating lease obligations, net of current portion	-	12,988
TOTAL LIABILITIES	23,488,842	15,340,106

Commitments and contingencies	-	-

Series B Preferred stock, $0.000001 par value; 230,550 shares authorized; nil and 230,375 shares issued and outstanding	-	2,303,750

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 69,802,649 and 35,758,149 shares issued and outstanding	70	36
Additional paid-in capital	53,244,383	39,275,591
Accumulated deficit	(50,801,098)	(43,658,870)
Total stockholders’ equity	2,443,355	(4,383,243)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,932,197	$13,260,613

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Operations

For the Years Ended, 2022 and 2021

	2022	2021

Revenue	$12,558,427	$10,235,630

Cost of revenue*	10,068,469	8,551,454
*includes vehicle depreciation	80.17%	83.55%
Gross profit	2,489,959	1,684,176
	19.83%	16.45%
Operating expenses:
Selling and marketing expenses	348,277	283,181
Product development	242,990	199,753
General and administrative expenses	6,451,021	8,397,149
Total operating expenses	7,042,287	8,880,083

Loss from operations	(4,552,329)	(7,195,907)

Other income (expense):
Interest and financing costs	(2,589,898)	(7,880,513)
Other income		83,541
Gain on forgiveness of debt	-	8,000
Total other income (expense)	(2,589,898)	(7,788,971)

Net loss	$(7,142,227)	$(14,984,878)

Weighted average shares outstanding :
Basic	69,802,649	35,058,508
Diluted	69,802,649	35,058,508

Loss per share
Basic	$(0.10)	$(0.43)
Diluted	$(0.10)	$(0.43)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Years Ended, 2022 and 2021

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, Dec 31, 2021	35,769,524	$36	$39,275,591	$(43,658,870)	$(4,383,243)
					-
Issuance of common stock for cash	27,400,000	28	13,700,000		13,700,028
Issuance of common stock for exercise of stock options	91,500	1	69,996		69,997
Issuance of common stock for conversion of convertible debt	6,235,675	2	64,063		64,065
Issuance of common stock for financing cost	-	-	-		-
Stock option expense			26,116		26,116
Net loss				(1,510,052)	(1,510,052)

Balance, March 31, 2022	69,496,399	67	53,135,766	(45,168,922)	7,966,911

Issuance of common stock for cash					-
Issuance of common stock for exercise of stock options	196,875		42,328		42,328
Stock option expense			22,868		22,868
Net Loss				(1,201,757)	(1,201,757)

Balance, June 30, 2022	69,693,274	67	53,200,962	(46,370,679)	6,830,350

Issuance of common stock for exercise of stock options	9,375	3	2,013		2,013
Stock option expense			9,204		9,204
Net Loss				(2,924,512)	(2,924,512)

Balance, September 30, 2022	69,702,649	3	53,212,179	(49,295,191)	3,917,055

Issuance of common stock for exercise of stock options	100,000	-	23,000		23,000
Stock Option expense			9,204		9,204
Net Loss				(1,505,907)	(1,505,907)

Balance, December 31, 2022	69,802,649	70	53,244,383	(50,801,098)	2,443,355

Balance, December 31, 2020	31,981,374	$32	$29,750,864	$(28,673,992)	$1,076,904

Issuance of common stock for cash	100,000	-	50,000	-	50,000
Issuance of common stock for exercise of stock options	35,000	-	15,400	-	15,400
Issuance of common stock for cashless exercise of stock options	960,550	1	(1)	-	-
Issuance of common stock for settlement of litigation	225,000	-	1,103,750	-	1,103,750
Issuance of common stock for conversion of convertible debt	1,000,000	1	499,999	-	500,000
Issuance of common stock for settlement agreement	825,000	1	3,240,599	-	3,240,600
Issuance of common stock for financing cost	600	-	1,440	-	1,440
Beneficial conversion feature associated with convertible debt	-	-	30,000	-	30,000
Stock option expense	-	-	193,587	-	193,587
Net loss	-	-	-	(4,417,663)	(4,417,663)

Balance, March 31, 2021	35,127,524	35	34,885,638	(33,091,655)	1,794,018

Issuance of common stock for exercise of stock options	260,000		71,700		71,700
Beneficial conversion feature associated with convertible debt			810,634		810,634
Value of warrants issued with convertible debt			488,133		488,133
Fair value of warrants issued for financing costs			457,417		457,417
Stock option expense			104,387		104,387
Net loss				(1,836,674)	(1,836,674)

Balance, June 30, 2021	35,387,524	35	36,817,909	(34,928,329)	1,889,615

Issuance of common stock for exercise of stock options	26,875		5,778		5,778
Issuance of common stock for cashless exercise of stock options	312,500	1	(1)		-
Issuance of common stock for settlement of litigation	31,250		42,018		42,018
Value of warrants issued with note payable	-		778,697		778,697
Fair value of warrants issued for financing costs	-		503,690		503,690
Stock option expense			58,253		58,253
Net loss				(4,777,328)	(4,777,328)

Balance, September 30, 2021	35,758,149	36	38,206,344	(39,705,657)	(1,499,277)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Cash Flows

For the Years Ended, 2022 and 2021

	2022		2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(7,142,227)	$(14,984,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		3,324,366	2,124,728
Stock option expense		131,798	391,661
Amortization of debt discounts		293,310	1,712,871
Common stock issued for financing costs		34	1,440
Preferred stock issued for financing costs		-	53,750
Common stock issued for settlement agreement		-	3,240,600
Common stock issued for litigation settlement		-	42,018
Gain on Forgiveness of Debt		-	(8,000)
Fair value of warrants issued for financing costs		40,916	1,992,474
Operating lease expense		149,759	108,462
Changes in operating assets and liabilities:
Accounts receivable		(167,795)	(632,211)
Vehicle Deposits		(794,952)	-
Prepaid expenses and other assets		(414,263)	(485,840)
Accounts payable		(1,949,506)	3,303,094
Accrued expenses		(939,147)	889,561
Credit Cards		171,154	-
Customer deposit - related party		-	(150,000)
Operating lease liability		(156,882)	(101,339)
Net cash used in operating activities		(7,453,435)	(2,501,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(132,000)	(47,051)
Net cash used in investing activities		(132,000)	(47,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		13,700,000	50,000
Proceeds from exercise of stock options		44,344	95,324
Proceeds from advance from related parties		600,000	503,766
Repayment of advance from related parties		-	(603,766)
Proceeds from convertible note payable		-	2,500,000
Proceeds from notes payable, net		-	6,900,000
Repayment of notes payable		(156,250)	(809,519)
Redemption of Preferred Stock		(2,303,750)	-
Repayment of finance lease obligations		(5,312,750)	(4,271,107)
Payment of deferred offering costs		862,855	(35,000)
Net cash provided by (used in) financing activities		7,434,449	4,329,698

NET INCREASE (DECREASE) IN CASH		(150,986)	1,781,038

CASH, BEGINNING OF PERIOD		1,853,928	72,890

CASH, END OF PERIOD		$1,702,942	$1,853,928

CASH PAID FOR:
Interest		$2,589,898	$157,809
Income taxes	$		$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock		$-	$1,103,750
Finance lease obligations		$13,675,268	$5,692,784

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) with one exception. The lease balances are remaining principal balances of each leasing as of December 31, 2022. The disclosure above identifies the future interest payments to represent the full lease payment obligations. The current treatment is a material deviation from GAAP and ASC 842 but consistent with prior year treatment. An ASC 842 study is planned for 2023 and the Company expects to modify and adjust to comply with ASC 842 by fiscal year end 2023.

Risk and Uncertainties

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic.” In response, numerous states and cities ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and similar restrictions were recommended by the federal government. Beginning in the first quarter of 2020, which saw the initial rapid spread of COVID-19, rideshare companies were severely and negatively impacted, as demand plummeted. Consequently, the Company experienced a decline in revenue during the first half of 2020, which had a negative impact on our cash flows, but we then saw a positive upward movement in revenue during the second half of 2020, which continued through fiscal 2021. Currently, through fiscal 2022, the demand for Rideshare remains high with little impact remaining from the COVID-19 pandemic.

Given the current prevalence of FDA-approved eligible vaccines across most age groups, the marked decrease in the number of COVID-19 infections, hospitalizations and deaths in 2022, and the resulting easement of pandemic restrictions in our active markets, we are optimistic that COVID-19 will not have a material impact on our operations in the current fiscal year. However, certain factors- including, for example, a new, more aggressive and deadly variant that is resistant to the vaccines could alter our prediction.

In the ordinary course of our business, we are impacted by increasing interest rates. Future financing of leased vehicles cost is accelerated due the rising interest rates along with some of our vehicle leases adjust as the prime rates change. Additionally, our current note payable with Energy Impact Partners monthly interest costs accelerate as prime rates are increases.

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

For Year Ended December 31, 2022 and 2021

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2022, the Company determined that no impairment charge was necessary.

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

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 8,847,842 warrants and 673,750 options outstanding as of December 31, 2022 and 3,918,750 warrants and 766,750 options outstanding as of December 31, 2021.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of the Company’s common stock, par value $0.000001 (the “Common Stock”) at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. There were 9,521,592 and 4,685,500 potentially dilutive options and warrants outstanding at December 31, 2022 and 2021.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended December 31, 2022 and 2021 were $348,277 and $283,181, respectively.

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

At December 31, 2022 and 2021, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

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

Note 3 – Property and Equipment

At December 31, 2022 and 2021 equipment consisted of the following:

	2022	2021

Computer equipment	$138,046	$6,046
Office furniture	17,401	17,401
Leasehold improvement	29,650	29,650
	185,097	53,097
Less accumulated depreciation	(19,316)	(7,496)
Equipment, net	$165,781	$45,601

Depreciation expense for equipment for the years ended December 31, 2022 and 2021 was $11,820 and $3,358, respectively.

Note 4 – Rental Vehicles

At December 31, 2022 and 2021 all of the Company’s rental vehicles consisted of the following:

	2022	2021

Rental vehicles	$27,702,758	$13,514,619
	27,702,758	13,514,619
Less accumulated depreciation	(7,001,331)	(4,627,300)
Rental vehicles, net	$20,701,427	$8,887,319

The Company’s rental vehicles are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the years ended December 31, 2022 and 2021 was $2,975,572 and $2,121,370, respectively. A majority of the rental vehicles are leased with terms are generally for 12 to 36 months and the Company has the right to purchase the vehicles at the end of the lease terms.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

Note 5 – Notes Payable

Notes payable at December 31, 2022 and 2021 consisted of the following:

	2022	2021

Notes payable to individual investors; accrue interest at 8% per annum; principal payments equal to 1/12 of original balance plus interest due quarterly; due from dates ranging from August 9, 2020 to March 26, 2021; unsecured. Paid in Full July 2021.	$-	$-
Note Payable – Terren Peizer. 0% Interest. Secured by Warrants issued.	600,000	-
Notes payable to a finance company, interest at LIBOR plus 10% per annum; monthly principal payments of 0.4166% of principal balance beginning August 1, 2022, with unpaid principal due on July 9, 2026 (A)	7,343,750	7,500,000
Total notes payable	7,943,750	7,500,000
Unamortized debt discount	(953,256)	(1,246,566)
Notes payable, net discount	6,990,494	6,253,434
Less current portion	(531,250)	(156,225)
Long-term portion	$6,459,244	$6,097,209

(A)	On July 9, 2021 (the “Closing Date”), the Company entered into a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) with EICF Agent LLC (“EICF”), as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender (the “Lender”), providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million (collectively, the “Term Loans”), consisting of a $7.5 million closing date term loan facility (the “Closing Date Term Loan”) and up to $7.5 million of borrowings under a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”). The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility is available upon the satisfaction of certain conditions precedent specified in the Term Loan Agreement. The Term Loan Agreement matures on July 9, 2026. Borrowings under the Term Loan Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin of 10.0%. As a condition precedent to the Agent and the Lender entering into the Term Loan Agreement, the Company issued to the Lender a common stock purchase warrant, dated as of the Closing Date (the “Warrant”), which grants the Lender the right to purchase up to 1.5 million shares of the common stock of the Company, par value $0.000001 (the “Common Stock”), at an exercise price of $2.10, subject to adjustment as set forth in the Warrant. The Warrant is subject to vesting, with 450,000 shares of Common Stock exercisable as of the Closing Date and the remainder exercisable only in the event that the Company borrows under the Delayed Draw Term Loan Facility or fails to consummate a qualifying equity transaction on or before October 7, 2021. The Warrant has no expiration date. In addition, in October 2021, the Company was required to issue to Lender a warrant for 900,000 shares of Common Stock at an exercise price of $0.93 per share as a penalty since the Company was unable to raise equity capital within 90 days of the date of this agreement.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

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

A roll forward of notes payable including debt discount from December 31, 2019 to December 31, 2022 is below:

Notes payable, December 31, 2019	$287,378
Issued for cash	342,675
Lease obligation converted to note payable	355,438
Forgiveness of note payable	(184,775)
Repayments	(15,486)
Amortization of debt discounts	30,316
Notes payable, December 31, 2020	815,546
Issued for cash	7,500,000
Payment of cost associated with issuance of note payable	(600,000)
Debt discount related to notes payable	(778,697)
Forgiveness of note payable	(8,000)
Repayments	(809,519)
Amortization of debt discounts	134,104
Notes payable, December 31, 2021	6,253,434
Issued for cash	600,000
Repayments	(156,250)
Amortization of debt discounts	293,310
Notes payable, December 31, 2022	$6,990,494

Future payments under note payable obligations are as follows:

Years ending December 31,
2023	$531,250
2024	750,000
2025	750,000
2026	5,312,500
2027	600,000
Thereafter
$7,943,750

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

Note 6 – Convertible Notes

There are no convertible notes as of December 31, 2022

Note 7 – Financing Lease Obligations

Lease obligations at December 31, 2022 and 2021 consisted of the following:

	2022	2021

Lease obligations	$13,675,268	$3,989,210
Less current portion	(4,829,349)	(1,810,374)
Long-term portion	$8,845,919	$2,178,836

A roll forward of lease obligations from December 31, 2019 to December 31, 2022 is below:

Lease obligations, December 31, 2019	$2,400,565
New lease obligations	3,705,417
Disposal of leased vehicles	(975,215)
Lease obligation converted to note payable	(355,438)
Payments on lease obligations	(2,422,451)
Lease obligations, December 31, 2020	2,352,878
New lease obligations	5,907,439
Payments on lease obligations	(4,271,107)
Lease obligations, December 31, 2021	3,989,210
New lease obligations	14,220,738
Payments on lease obligations	(4,534,680)
Lease obligations, December 31, 2022	$13,675,268

Future payments under lease obligations are as follows:

Years Ending December 31,
2023	$6,772,207
2024	7,294,234
2025	2,945,382
2026	636,269
Total payments	17,648,092
Amount representing interest	(3,972,824)
Lease obligation, net	$13,675,268

The lease balances are remaining principal balances of each leasing as of December 31, 2022. The disclosure above identifies the future interest payments to represent the full lease payment obligations. The current treatment is a material deviation from GAAP and ASC 842 but consistent with prior year treatment. An ASC 842 study is planned for 2023 and the Company expects to modify and adjust to comply with ASC 842 by fiscal year end 2023.

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

The Company leases its corporate office space under an operating lease that expires in 2023. The Company accounts for this lease under the provisions of ASC 842 Leases. As of December 31, 2022, EVMO has closed out the lease for the facility located at 195 S. Robertson Blvd, Beverly Hills, CA 90211 and relocated to 2301 N. Sepulveda Blvd, Manhattan Beach, CA 90266. The current lease of the facility expires within 12 months and is not subject to ASC 842 due to the short-term nature of the lease. As of December 31, 2022, there are not right of use facility lease assets or obligations under ASC 842 rules.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2022:

		December 31,
	Classification on Balance Sheet	2022
Assets
Operating lease assets	Operating lease right of use assets	$0
Total lease assets		$0

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$0
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	0
Total lease liability		$0

Lease obligations at December 31, 2022 consisted of the following:

Years Ending December 31,
2023	$0
2024	0
Total payments	0
Less: imputed interest	(0)
Total obligation	0
Less: current portion	(0)
Non-current capital leases obligations	$0

The lease expense for the years ended December 31, 2022 was $159,225. The cash paid under operating leases for the years ended December 31, 2022 was $192,000.

Note 9 – Stockholders’ Equity

The Company has authorized 100,000,000 shares of capital stock, which consists of 90,000,000 shares of Common Stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Series B Preferred Stock

There is no outstanding Series B Preferred Stock as of December 31, 2022.

In January 2022, EVMO issued 6,310,000 shares of Common Stock for the conversion of 220,850 shares of Series B Preferred Stock. The remaining 9,525 outstanding shares of Series B Preferred Stock were redeemed by the Company.

Common Stock

During the year ended December 31, 2022, the Company:

●	Issued 27,400,000 shares of Common Stock in a registered public offering for gross proceeds of $13,700,000.

●	Issued 6,310,000 shares of Common Stock for the conversion of 220,850 shares of Series B Preferred Stock. The remaining 9,525 outstanding shares of Series B Preferred Stock were redeemed by the Company.

●	Issued 100,000 shares of Common Stock for services and support rendered during the Capital Raise completed on January 6, 2022 to Shawn Mesaros.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

Stock Options

The following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	766,750	$0.53	3.76	$98,937
Granted	218,000	0.28	4.27	0
Forfeited	(104,750)
Exercised	(206,250)	0.215
Outstanding, December 31, 2022	104,750	$0.45	3.19	$161,575
Exercisable, December 31, 2022	673,750	$0.45	3.19	$161,575

The exercise price for options outstanding and exercisable at December 31, 2022:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
20,000	$0.21	20,000	$0.21
268,750	0.215	268,750	0.215
15,000	0.12	15,000	0.12
230,000	0.53	230,000	0.53
20,000	0.94	20,000	0.94
20,000	2.12	20,000	2.12
20,000	3.80	20,000	3.8
20,000	0.39	20,000	0.39
20,000	0.55	20,000	0.55
20,000	0.30	20,000	0.30
20,000	0.36	20,000	0.36
673,750		673,750

For options granted during the year ended December 31, 2022 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.28 and the weighted-average exercise price of such options was $0.28. No options were granted during the year ended December 31, 2022 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expenses of $131,798 and $391,661 during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, the unamortized stock option expense was $8,800.

The assumptions used during the year ended December 31, 2022 and 2021 in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows:

	2022	2021
Risk-free interest rate	0.25% - 0.79%	0.33% - 0.99%
Expected life of the options	5.0 years	5.0 years
Expected volatility	160%-185%	180%-195%
Expected dividend yield	0%	0%

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2021	4,454,717	$2.53	3.17	$-
Granted	4,393,125	0.34	4.80
Forfeited	-
Exercised	-
Outstanding September 30, 2022	8,847,842	$1.44	4.21
Exercisable, September 30, 2022	8,847,842	$1.44	4.21

The exercise price for warrants outstanding at December 31, 2022:

Outstanding and Exercisable
Number of Warrants	Exercise Price
1,500,000	$4.00
65,625	5.00
65,625	5.00
187,500	3.00
93,750	3.00
93,750	3.00
711,656	1.33
93,750	3.00
93,750	3.00
93,750	3.00
1,174,311	0.71
93,750	3.00
93,750	3.00
93,750	3.00
128,125	0.50
625,000	0.40
3,640,000	0.33

8,847,842

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

Note 10 – Related Party Transactions

During the fiscal year 2022, the Company is engaged with RG Alliance Group LLC (“RGA”) to perform internal accounts payable, bookkeeping, internal financial reporting and audit support. RGA is 51% owned by Ryan Saathoff, CFO. Total professional fees expensed in 2022 for RGA is $160,544

On September 30, 2022, the Company agreed to a Note Payable with its then-Executive Chairman, Terren Peizer, of $600,000 to assist with collateral required to add Premier Mobility Insurance Company and enhance the Company’s physical damage insurance program.9

In fiscal year 2022, the Company rented Transit Vans to PDQ Pickup LLC (“PDQ”). PDQ is owned by Terren Peizer and its CEO is Steve Sanchez, also the Company’s CEO. The total revenue generated from the van rentals in 2022 was $135,565.

Note 11 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2022 and 2021 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended December 31, 2022 and 2021.

A reconciliation of the differences between the effective and statutory income tax rates for the years ended December 31, 2022 and 2021:

	2022		2021
	Amount	Percent	Amount	Percent

Federal statutory rates	$(1,499,868)	21.0%	$(3,146,825)	21.0%
State income taxes	(499,956)	7.0%	(1,048,941)	7.0%
Permanent differences	339,243	-2.3%	1,842,891	-12.3%
Valuation allowance against net deferred tax assets	1,904,836	-12.7%	2,352,875	-15.7%
Effective rate	$0	0.0%	$-	0.0%

At December 31, 2022 and 2021, the significant components of the deferred tax assets are summarized below:

	2022	2021
Deferred income tax asset
Net operation loss carryforwards	7,410,145	5,262,153
Accrued expenses	71,649	314,805
Total deferred income tax asset	7,481,794	5,576,958
Less: valuation allowance	(7,481,794)	(5,576,958)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $1,904,836 and $2,352,875 in 2022 and 2021, respectively, as a result of the Company generating additional net operating losses.

The Company has recorded as of December 31, 2022 and 2021 a valuation allowance of $7,481,794 and $5,576,958, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2022 and 2021.

The Company has net operating loss carry-forwards of approximately $25,900,000. Such amounts are subject to IRS code section 382 limitations and expire in 2031. The 2019, 2020, 2021, and 2022 tax year is still subject to audit.

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

For Year Ended December 31, 2022 and 2021

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

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi: No 20STCV09143

Robert Vanech v. YayYo, Inc., and Ramy El-Batrawi, No. 21STCV45724

These two cases Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi: No 20STCV09143 (Davis) and Robert Vanech v. YayYo, Inc., and Ramy El-Batrawi, No. 21STCV45724 (Vanech) raise similar claims against the Company by two former executives who worked briefly for the Company in 2016-17. The Davis complaint was filed on March 5, 2020, in the Los Angeles Superior Court by plaintiff Anthony Davis, who like Vanech was hired by the Company as its CEO (Davis) or CFO (Vanech) and as directors on or about December 2016. Both Vanech’ s and Davis’s employment with the Company ended after several months. As part of their compensation, Davis/Vanech allege that they expected to receive stock options in the Company. In their respective pleadings, both Davis and Vanech admit that each person resigned from their executive officer and director positions but assert that they did not receive certain compensation in the form of stock options. The Company denies liability and has asserted that it has paid Davis and/or Vanech all amounts due to them under their respective employment agreements/settlement agreements, while also asserting that both Davis and Vanech failed to exercise their respective stock options before they expired on December 31, 2018. The Company filed a demurrer to each plaintiff’s amended complaint, which the Superior Court granted in part and denied in part. Plaintiff Davis has since filed a second amended complaint on October 8, 2021, to which the Company has filed an answer. The Company’s position is that the lawsuits entirely lack merit, and the Company intends to defend each case vigorously. Plaintiffs have now filed a motion to consolidate the two actions-based similarity of the facts (and defenses) and that motion is pending. The cases, whether consolidated or not, are expected to go to trial later in 2023 and will be decided in two bench trials or pursuant to summary judgement.

The Company’s position as to both lawsuits is that Davis’ and Vanech’s claims entirely lack merit, and the Company intends to defend against the lawsuits vigorously.

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

Bellridge Capital, LP, v. EVmo, Inc., 1:21-cv-07091-PGG (Filed in Southern District of New York)

In the first half of 2021, a warrant holder, Bellridge Capital, LP (“Bellridge”), sought to exercise a warrant for 1,500,000 shares, with a stated exercise price of $4.00 per share, for a nominal amount, claiming that an anti-dilution adjustment had been triggered in 2020, which had reduced the exercise price to such amount. The Company rejected the exercise, on the basis that the warrant had previously been amended to remove that anti-dilution adjustment. In September 2021, the warrant holder brought suit for damages in the Southern District of New York. In March 2023, the parties to this litigation entered into a settlement agreement. Please see Note 14- “Subsequent Events” below.

Note 13 – Settlements

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

Notes to Consolidated Financial Statements

For Year Ended December 31, 2022 and 2021

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

Konop v. El-Batrawi, et al., 1:20-cv-1379- MN (Filed in Del. District Court)

On October 12, 2020, a complaint was filed in Delaware District Court, which complaint was subsequently transferred to the U.S. District Court for the Central District of California and assigned as a related case to the judge in In re YayYo Securities Litigation. This case was a purported shareholder derivative action, in which the Company was a nominal defendant, alleging that the Company’s executive officers and directors at the time of its IPO made false and misleading statements relating to the Company’s business, operations, and future prospects and that the directors breached their fiduciary duties in doing so. Upon the settlement and dismissal of In re YayYo Securities Litigation, this case was also subject to a motion to dismissal, which the district court granted and the action was terminated on September 19, 2022.

Note 14 – Subsequent Events

Subsequent to December 31, 2022, the following reportable events have taken place:

●	Mr. Sidhu resigned from the Board of Directors on January 3, 2023;

●	Mr. Peizer resigned from the Board of Directors and as Executive Chairman of the Company on February 10, 2023;

●	On February 10, 2023, Mr. Peizer, agreed to provide short-term liquidity financing to the Company in the amount of $1,000,000. As consideration for Mr. Peizer’s action, the Company issued to Acuitas Group Holdings, LLC, a California limited liability company and the personal investment vehicle of Mr. Peizer (“Acuitas”), a secured promissory note in the principal amount of $1,600,000 (the “Note”), which was then exchanged for an earlier promissory note in the principal amount of $600,000, issued by the Company to Mr. Peizer on September 30, 2022, which earlier note was then cancelled. The Note is convertible into shares of Common Stock, at the option of Mr. Peizer, at a conversion price of $0.1156 per share. In addition, the Company issued to Acuitas a Common Stock purchase warrant for 13,840,830 common shares, which is exercisable at a price of $0.1156 (the “Warrant”). The Note and the Warrant were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act;

●	On February 16, 2023, the Company received correspondence from EICF constituting a notice of events of default and reservation of rights (the “Notice of Default”) under the Term Loan Agreement. The Notice of Default purports that certain events of default under the Term Loan Agreement have occurred and are continuing, including a failure by the Company to: (i) timely deliver a required financial report, (ii) timely deliver a required liquidity certificate, (iii) maintain the maximum net leverage ratio required under a financial covenant, and (iv) maintain the minimum liquidity required under a financial covenant. EICF has informed the Company in the Notice of Default that EICF and the lenders are now entitled to exercise any and all default-related rights and remedies, that any delay in doing so should not be construed as a consent to or waiver of any of the purported events of default, and that any outstanding amounts under the Term Loan Agreement, including the principal of $7.5 million and any accrued but unpaid interest, may become due or payable. Further, EICF may realize the collateral pledged under the Term Loan Agreement, which consists of substantially all of the property and assets of the Company; and

●	On March 16, 2023, the Company and Bellridge entered into a settlement agreement relating to the litigation between them described in Note 12- “Contingencies” above (the “Settlement Agreement”). The Settlement Agreement provides for the immediate issuance by the Company to Bellridge of 1,500,000 shares of Common Stock and an aggregate cash payment by the Company to Bellridge of $1,620,000 over a 36-month period, subject to downward adjustment if the market price of the Common Stock exceeds certain thresholds set forth in the Settlement Agreement. Upon execution of the Settlement Agreement by the parties, and contingent upon the obligations of the Company as set forth therein being fulfilled, the complaint brought by Bellridge was dismissed with prejudice.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of YayYo, Inc. (incorporated by reference to Exhibit 2.4 contained in the Company’s Form 1-A filed on December 15, 2016).

3.2	Amended and Restated By-laws of YayYo, Inc. (incorporated by reference to Exhibit 3.4 contained in the Company’s Form S-1/A filed on June 7, 2018).

3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 2.5 contained in the Company’s Form 1-A filed on December 15, 2016).

3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 contained in the Company’s current report on Form 8-K filed on July 14, 2021).

3.5	Certificate of Correction for the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 contained in the Company’s current report on Form 8-K filed on July 14, 2021).

4.1*	Description of Securities

4.2	Warrant, dated March 8, 2018 (incorporated by reference to Exhibit 4.3 contained in the Company’s annual report on Form 10-K filed on filed on March 31, 2020).

4.3	Form of Warrant issued to Energy Impact Credit Fund I, LP (incorporated by reference to Exhibit 10.2 contained in the Company’s current report on Form 8-K filed on July 14, 2021).

4.4	Form of Warrant issued to bridge lender (incorporated by reference to Exhibit 10.4 contained in the Company’s current report on Form 8-K filed on July 14, 2021).

10.1+	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 contained in the Company’s Form S-1/A filed on June 7, 2018).

10.2	Term Loan, Guarantee and Security Agreement with EICF Agent LLC and Energy Impact Credit Fund I, LP (incorporated by reference to Exhibit 10.1 contained in the Company’s current report on Form 8-K filed on July 14, 2021).

28

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K filed on March 31, 2021)

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed or furnished herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

29

SIGNATURES

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 21, 2023

EVmo, Inc.

By:	/s/ Stephen M. Sanchez
Stephen M. Sanchez
Chief Executive Officer and Director

By:	/s/ Ryan Saathoff
Ryan Saathoff
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen M. Sanchez	Chief Executive Officer and	April 21, 2023
Stephen M. Sanchez	Director (Principal Executive Officer)

/s/ Ryan Saathoff	Chief Financial Officer	April 21, 2023
Ryan Saathoff	(Principal Financial Officer)

/s/ Douglas M. Mox	Director	April 21, 2023
Douglas M. Mox

/s/ John P. O’Neill	Director
John P. O’Neill		April 21, 2023

30