Form 10-Q
period 2023-03-31
EVmo, Inc.
filed 2023-05-22
CIK 1691077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

71,302,649 shares of common stock, $0.000001 par value, as of May 22, 2023.

ii

EVmo, Inc.

Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

EVmo, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$1,280,180	$1,702,942
Accounts receivable	844,604	919,245
Prepaid expenses	11,733	3,704
Deferred offering costs	-	-
Total current assets	2,136,517	2,625,891

Property and equipment, net	158,310	165,781
Rental vehicles, net	20,040,352	20,701,427
Right of use asset	-	-
Other assets	2,000,161	2,439,099
TOTAL ASSETS	$24,335,340	$25,932,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (including $0 and $207,135 to related party)	$2,407,771	$1,834,808
Credit Cards	152,724	171,154
Accrued expenses	219,796	217,118
Notes payables, current	625,000	531,250
Accrued Bellridge Settlement, current	300,000	-
Finance lease obligations, current	4,909,003	4,829,349
Operating lease obligations, current	-	-
Total current liabilities	8,614,294	7,583,679

Advance from related parties, non-current	-	600,000
Note payable, net of current portion (net of discount of $879,929 and $953,256)	7,345,071	6,459,244
Finance lease obligations, net of current portion	7,607,738	8,845,919
Accrued Bellridge Settlement, net of current portion	1,295,000	-
TOTAL LIABILITIES	24,862,103	23,488,842

Commitments and contingencies	-	-

Series B Preferred stock, $0.000001 par value;	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.000001 par value; 90,000,000 shares authorized; 71,302,649 and 69,469,399 shares issued and outstanding	70	70
Additional paid-in capital	53,412,600	53,244,383
Accumulated deficit	(53,939,433)	(50,801,098)
Total stockholders’ equity	(526,763)	2,443,355
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,335,340	$25,932,197

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Operations

For Three Months Ended March 31, 2023 and 2022 (unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$3,844,136	$2,459,709

Cost of revenue*	3,288,738	1,972,063
*includes vehicle depreciation	85.55%	80.17%
Gross profit	555,398	487,646
	14.45%	19.83%
Operating expenses:
Selling and marketing expenses	94,123	64,336
Product development	44,502	19,000
General and administrative expenses	3,231,409	1,462,325
Total operating expenses	3,370,034	1,545,661

Loss from operations	(2,814,636)	(1,058,015)

Other income (expense):
Interest and financing costs	(998,773)	(452,037)
Other income	673,697	-
Gain on forgiveness of debt	-	-
Total other income (expense)	(325,076)	(452,037)

Net loss	$(3,139,712)	$(1,510,052)

Weighted average shares outstanding :
Basic	71,302,649	69,469,399
Diluted	71,302,649	69,469,399

Loss per share
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For Three Months Ended March 31, 2023 and 2022 (unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	69,802,949	70	$53,244,383	$(50,801,098)	$2,443,355

Issuance of common stock for cash	-				-
Issuance of common stock for exercise of stock options	-				-
Issuance of common stock for legal settlement	1,500,000		150,000		150,000
Issuance of common stock for financing cost	-				-
Stock option expense			19,594		19,594
Net loss				(3,139,712)	(3,139,712)

Balance, March 31, 2023	71,302,949	70	53,413,977	(53,939,433)	(526,763)

Balance, Dec 31, 2021	35,769,524	$36	$39,275,591	$(43,658,870)	$(4,383,243)
					-
Issuance of common stock for cash	27,400,000	28	13,700,000		13,700,028
Issuance of common stock for exercise of stock options	91,500	1	69,996		69,997
Issuance of common stock for conversion of convertible debt	6,235,675	2	64,063		64,065
Issuance of common stock for financing cost					-
Stock option expense			26,116		26,116
Net loss				(1,510,052)	(1,510,052)

Balance, March 31, 2022	69,496,699	67	53,135,766	(45,168,922)	7,966,911

Issuance of common stock for cash					-
Issuance of common stock for exercise of stock options	196,875		42,328		42,328
Stock option expense			22,868		22,868
Net Loss				(1,201,757)	(1,201,757)

Balance, June 30, 2022	69,693,574	67	53,200,962	(46,370,679)	6,830,350
					-
Issuance of common stock for cash	9,375	3	2,013		2,013
Stock option expense			9,204		9,204
Net Loss				(2,924,512)	(2,924,512)

Balance, September 30, 2022	69,702,949	70	53,212,179	(49,295,191)	3,917,055

Issuance of common stock for exercise of stock options	100,000	-	23,000		23,000
Stock Option expense			9,204		9,204
Net Loss				(1,505,907)	(1,505,907)

Balance, December 31, 2022	69,802,949	70	53,244,383	(50,801,098)	2,443,355

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Condensed Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2023 and 2022 (unaudited)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,139,712)	$(1,510,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	783,268	213,632
Stock option expense	19,594	26,116
Amortization of debt discounts	73,327	-
Common stock issued for financing costs	-	32
Preferred stock issued for financing costs	-	-
Common stock issued for settlement agreement	-	-
Common stock issued for litigation settlement	150,000	-
Gain on Forgiveness of Debt	-	-
Fair value of warrants issued for financing costs	-	-
Leased Vehicles	260,368	381,989
Changes in operating assets and liabilities:
Accounts receivable	74,641	(13,028)
Vehicle Deposits	148,562	-
Prepaid expenses and other assets	(117,701)	405,851
Accounts payable	572,962	(2,112,283)
Accrued expenses	1,022,633	(319,221)
Credit Cards	(18,430)	-
Customer deposit - related party	-	-
Operating lease liability	-	(39,450)
Net cash used in operating activities	(170,488)	(2,966,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	13,834,059
Proceeds from exercise of stock options	-	-
Proceeds from advance from related parties	-	-
Repayment of advance from related parties	-	-
Proceeds from convertible note payable	-	-
Proceeds from notes payable, net	1,000,000	-
Repayment of notes payable*	(93,750)	-
Redemption of Preferred Stock	-	(2,303,750)
Repayment of finance lease obligations*	(1,158,524)	(330,969)
Payment of deferred offering costs	-	862,855
Net cash provided by (used in) financing activities	(252,274)	12,062,195
*Includes Interest Expense
NET INCREASE (DECREASE) IN CASH	(422,762)	9,095,781

CASH, BEGINNING OF PERIOD	1,702,942	1,853,928

CASH, END OF PERIOD	$1,280,180	$10,949,709

CASH PAID FOR:
Interest	$998,773	$328,566
Income taxes	$2,886	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of accounts payable/accrued expenses with common stock	$-	$1,103,750
Finance lease obligations	$12,516,741	$3,658,241

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) with one exception. The lease balances are remaining principal balances of each leasing as of December 31, 2022. The disclosure above identifies the future interest payments to represent the full lease payment obligations. The current treatment is a material deviation from GAAP and ASC 842 but consistent with prior year treatment. An ASC 842 study is planned for 2023 and the Company expects to modify and adjust to comply with ASC 842 by fiscal year end 2023. (The Accounting Standards Codification [“ASC”], maintained by the Financial Accounting Standards Board [the “FASB”], is the current single official source of GAAP.)

Risks and Uncertainties

In the ordinary course of our business, we are impacted by increasing interest rates. Future financing of leased vehicles cost is accelerated due the rising interest rates along with some of our vehicle leases adjust as the prime rates change. Additionally, our current note payable with Energy Impact Partners monthly interest costs accelerate as prime rates are increases.

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP were omitted pursuant to such results and regulations. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Distinct Cars, LLC and RideShare Car Rentals, LLC. All significant intercompany transactions and balances have been eliminated.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2023 the Company determined that no impairment charge was necessary.

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

For Three Months Ended March 31, 2023 and 2022 (unaudited)

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 19,048,672 warrants and 507,500 options outstanding as of March 31, 2023 and 4,582,842 warrants and 694,625 options outstanding as of March 31, 2022.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of the Company’s common stock at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. There were 19,556,172 and 5,287,467 potentially dilutive options and warrants outstanding at March 31, 2023 and 2022, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three months ended March 31, 2023 and 2022 were $94,123 and $64,336, respectively.

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

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

At March 31, 2023 and 2022, the Company did not identify any liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

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

Note 3 – Property and Equipment

At March 31, 2023 and December 31, 2022 equipment consisted of the following:

	March 31,	December 31,
	2023	2022

Computer equipment	$138,046	$138,046
Office furniture	17,401	17,401
Leasehold improvement	29,650	29,650
	185,097	185,097
Less accumulated depreciation	(26,787)	(19,316)
Equipment, net	$158,310	$165,781

Depreciation expense for equipment for the three months ended March 31, 2023 and 2022 was $7,470 and $870 respectively.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

Note 4 – Rental Vehicles

At March 31, 2023 and December 31, 2022 all of the Company’s rental vehicles consisted of the following:

	March 31,	December 31,
	2023	2022

Rental vehicles	$27,795,646	$27,702,758
	27,795,646	27,702,758
Less accumulated depreciation	(7,755,294)	(7,001,331)
Rental vehicles, net	$20,040,352	$20,701,427

The Company’s rental vehicles are depreciated over their estimated useful life of five years. Depreciation expense for leased assets for the three months ended March 31, 2023 and 2022 was $1,064,331 and $519,533, respectively. A majority of the rental vehicles are leased with terms are generally for 12 to 36 months and the Company has the right to purchase the vehicles at the end of the lease terms.

Note 5 – Notes Payable

Notes payable at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022

Note Payable – Terren Peizer. 0% Interest, secured by common stock purchase warrant	1,600,000	600,000
Notes payable to a finance company, interest at LIBOR plus 10% per annum; monthly principal payments of 0.4166% of principal balance beginning August 1, 2022, with unpaid principal due on July 9, 2026 (A)	7,250,000	7,343,750
Total notes payable	8,850,000	7,943,750
Unamortized debt discount	(879,929)	(953,256)
Notes payable, net discount	7,970,071	6,990,494
Less current portion	(625,000)	(531,250)
Long-term portion	$7,345,071	$6,459,244

(A)	On July 9, 2021 (the “Closing Date”), the Company entered into a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) with EICF Agent LLC (“EICF”), as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender (the “Lender”), providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million, consisting of a $7.5 million closing date term loan facility (the “Closing Date Term Loan”) and up to $7.5 million of borrowings under a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”). The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility is available upon the satisfaction of certain conditions precedent specified in the Term Loan Agreement. The Term Loan Agreement matures on July 9, 2026. Borrowings under the Term Loan Agreement bear interest at the London Interbank Offered Rate, plus a margin of 10.0%. As a condition precedent to the Agent and the Lender entering into the Term Loan Agreement, the Company issued to the Lender a common stock purchase warrant, dated as of the Closing Date (the “Warrant”), which grants the Lender the right to purchase up to 1.5 million shares of the common stock of the Company, at an exercise price of $2.10, subject to adjustment as set forth in the Warrant. The Warrant is subject to vesting, with 450,000 shares of common stock exercisable as of the Closing Date and the remainder exercisable only in the event that the Company borrows under the Delayed Draw Term Loan Facility or fails to consummate a qualifying equity transaction on or before October 7, 2021. The Warrant has no expiration date. In addition, in October 2021, the Company was required to issue to Lender a warrant for 900,000 shares of common stock at an exercise price of $0.93 per share as a penalty since the Company was unable to raise equity capital within 90 days of the date of this agreement.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

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

On February 16, 2023, the Company received correspondence from EICF constituting a notice of events of default and reservation of rights (the “Notice of Default”) under the Term Loan Agreement. The Notice of Default purports that certain events of default under the Term Loan Agreement have occurred and are continuing, including a failure by the Company to: (i) timely deliver a required financial report, (ii) timely deliver a required liquidity certificate, (iii) maintain the maximum net leverage ratio required under a financial covenant, and (iv) maintain the minimum liquidity required under a financial covenant. EICF has informed the Company in the Notice of Default that EICF and the lenders are now entitled to exercise any and all default-related rights and remedies, that any delay in doing so should not be construed as a consent to or waiver of any of the purported events of default, and that any outstanding amounts under the Term Loan Agreement, including the principal of $7.5 million and any accrued but unpaid interest, may become due or payable. Further, EICF may realize the collateral pledged under the Term Loan Agreement, which consists of substantially all of the property and assets of the Company.

On February 10, 2023, Mr. Peizer, agreed to provide short-term liquidity financing to the Company in the amount of $1,000,000. As consideration for Mr. Peizer’s action, the Company issued to Acuitas Group Holdings, LLC, a California limited liability company and the personal investment vehicle of Mr. Peizer (“Acuitas”), a secured promissory note in the principal amount of $1,600,000 (the “Note”), which was then exchanged for an earlier promissory note in the principal amount of $600,000, issued by the Company to Mr. Peizer on September 30, 2022, which earlier note was then cancelled. The Note is convertible into shares of Common Stock, at the option of Mr. Peizer, at a conversion price of $0.1156 per share. In addition, the Company issued to Acuitas a Common Stock purchase warrant for 13,840,830 common shares, which is exercisable at a price of $0.1156 (the “Peizer Warrant”). The Note and the Peizer Warrant were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

A rollforward of notes payable from December 31, 2022 to March 31, 2023 is below:

Notes payable, December 31, 2022	$6,990,494
Adjusted Note Payable – Terren Peizer	1,000,000
Repayments	(93,750)
Amortization of debt discounts	73,327
Notes payable, March 31, 2023	7,970,071

Future payments under note payable obligations are as follows:

Years ending December 31,
2023	$437,500
2024	750,000
2025	750,000
2026	5,312,500
2027	1,600,000
Thereafter	0
$8,850,000

Note 6 – Convertible Notes

There are no convertible notes as of March 31, 2023.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

Note 7 – Financing Lease Obligations

Lease obligations at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022

Lease obligations	$12,516,741	$13,675,268
Less current portion	(4,909,003)	(4,829,349)
Long-term portion	$7,607,738	$8,845,919

A rollforward of lease obligations from December 31, 2022 to March 31, 2023 is below:

Lease obligations, December 31, 2022	$13,675,268
New lease obligations	0
Disposal of leased vehicles	(0)
Lease obligation converted to note payable	-
Payments on lease obligations	(1,158,527)
Lease obligations, March 31, 2023	$12,516,741

Future payments under lease obligations are as follows:

Years Ending December 31,
2023	$5,649,828
2024	6,253,335
2025	2,845,382
2026	636,269
2027	0
Total payments	15,384,813
Amount representing interest	(2,868,072)
Lease obligation, net	$12,516,741

The lease balances are remaining principal balances of each leasing as of March 31, 2023. The disclosure above identifies the future interest payments to represent the full lease payment obligations. The current treatment is a material deviation from GAAP and ASC 842 but consistent with prior year treatment. An ASC 842 study is planned for 2023 and the Company expects to modify and adjust to comply with ASC 842 by fiscal year end 2023.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

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

The Company leases its corporate office space under an operating lease that expires in 2023. The Company accounts for this lease under the provisions of ASC 842 Leases. As of December 31, 2022, EVmo has closed out the lease for the facility located at 195 S. Robertson Blvd, Beverly Hills, CA 90211 and relocated to 2301 N. Sepulveda Blvd, Manhattan Beach, CA 90266. The current lease of the facility expires within 12 months and is not subject to ASC 842 due to the short-term nature of the lease. As of March 31, 2023, there are not right of use facility lease assets or obligations under ASC 842 rules.

Remaining Lease obligations at March 31, 2023 consisted of the following:

Years Ending December 31,
2023	$144,000
2024	-
Total payments	144,000
Less: imputed interest	(0)
Total obligation	144,000
Less: current portion	(144,000)
Non-current capital leases obligations	$0

The lease expense for the three months ended March 31, 2023 was $64,000. The cash paid under operating leases for the three months ended March 31, 2023 was $64,000.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

Note 9 – Stockholders’ Equity

The Company has authorized 100,000,000 shares of capital stock, which consists of 90,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Series B Preferred Stock

There is no outstanding Series B preferred stock as of March 31, 2023.

Common Stock

During the three months ended March 31, 2023, the Company issued 1,500,000 shares of two-year restricted common stock for settlement of a legal dispute with Bellridge Capital, LP. For details, please see Note 12- “Settlements.”

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

Stock Options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2021	766,750	$0.53	3.76	$98,937
Granted	218,000	0.28	4.27	0
Forfeited	(104,750)
Exercised	(206,250)	0.215
Outstanding, December 31, 2022	507,500	$0.45	3.19	161,575
Exercisable, December 31, 2022	673,750	$0.45	3.19	$161,575
Granted	0
Forfeited	(166,250)
Excercised	0
Outstanding, March 31, 2023	507,500	$0.53	4.74	$(41,131)

The exercise price for options outstanding and exercisable at March 31, 2023:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
20,000	$0.21	20,000	$0.21
102,500	0.215	102,500	0.215
15,000	0.12	15,000	0.12
230,000	0.53	230,000	0.53
20,000	0.94	20,000	0.94
20,000	2.12	20,000	2.12
20,000	3.80	20,000	3.8
20,000	0.39	20,000	0.39
20,000	0.55	20,000	0.55
20,000	0.30	20,000	0.30
20,000	0.36	20,000	0.36
507,500		507,500

No options were granted during the three months ended March 31, 2023.

The fair value of the outstanding stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expenses of $19,594 and $26,116 during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the unamortized stock option expense was $4,400.

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 202 (unaudited)

Warrants

The following is a summary of warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	8,847,842	$1.44	4.21	$-
Granted	13,840,830	.12	4.87
Forfeited	-
Exercised	-
Outstanding, March 31, 2023	19,048,672	$.69	4.21	$-
Exercisable, March 31, 2023	19,048,672	$.69	4.23	$-

The exercise price for warrants outstanding at March 31, 2023:

Outstanding and Exercisable
Number of Warrants	Exercise Price
1,500,000	$4.00
65,625	5.00
65,625	5.00
187,500	3.00
93,750	3.00
93,750	3.00
711,656	1.33
93,750	3.00
93,750	3.00
93,750	3.00
1,174,311	0.71
93,750	3.00
93,750	3.00
93,750	3.00
128,125	0.50
625,000	0.40
13,840,830	0.12

19,048,672

EVmo, Inc.

Notes to Consolidated Financial Statements

For Three Months Ended March 31, 2023 and 2022 (unaudited)

Note 10 – Related Party Transactions

During the three months ended March 31, 2023, the Company is engaged with RG Alliance Group LLC (“RGA”) to perform internal accounts payable, bookkeeping, internal financial reporting and audit support. RGA is 51% owned by Ryan Saathoff, chief financial officer of the Company. Total professional fees expensed in three months ended March 31, 2023 for RGA is $45,800.

In the three months ended March 31, 2023, the Company received $100,000 in payment for Accounts Receivable related to rental of Transit Vans to PDQ Pickup LLC (“PDQ”) in 2021. PDQ is owned by Terren Peizer, former executive chairman of the Company, and its principal executive officer is Stephen Sanchez, also the Company’s chief executive officer.

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

Anthony Davis v. YayYo, Inc., and Ramy El-Batrawi: No 20STCV09143

Robert Vanech v. YayYo, Inc., and Ramy El-Batrawi, No. 21STCV45724

These two cases raise similar claims against the Company and Ramy El-Batrawi, the founder and former chief executive officer of the Company, by two former executives who worked briefly for the Company in 2016-17. The Davis complaint was filed on March 5, 2020, in the Los Angeles Superior Court by plaintiff Anthony Davis, who was hired by the Company as its chief executive officer and director on or about December 2016. Mr. Vanech was hired as chief financial officer and director at approximately the same time. Both Messrs. Vanech’s and Davis’s employment with the Company ended after several months. As part of their compensation, Messrs. Davis and Vanech allege that they expected to receive stock options in the Company. In their respective pleadings, both Messrs. Davis and Vanech admit that each person resigned from their executive officer and director positions but assert that they did not receive certain compensation in the form of stock options. The Company denies liability and has asserted that it has paid Messrs. Davis and Vanech all amounts due to them under their respective employment agreements/settlement agreements, while also asserting that both Messrs. Davis and Vanech failed to exercise their respective stock options before they expired on December 31, 2018. The Company filed a demurrer to each plaintiff’s amended complaint, which the Superior Court granted in part and denied in part. Plaintiff Davis has since filed a second amended complaint on October 8, 2021, to which the Company has filed an answer. The Company’s position is that the lawsuits entirely lack merit, and the Company intends to defend each case vigorously. Plaintiffs have now filed a motion to consolidate the two actions-based similarity of the facts (and defenses) and that motion is pending. The cases, whether consolidated or not, are expected to go to trial later in 2023 and will be decided in two bench trials or pursuant to summary judgement.

The Company’s position as to both lawsuits is that Messrs. Davis’ and Vanech’s claims entirely lack merit, and the Company intends to defend against the lawsuits vigorously.

Zada v. EVMO, Inc and Rami El-Batrawi, Los Angeles Superior Court No. 21STCV43510

On November 29, 2021, a complaint was filed by Norman Zada, a Company shareholder, against EVmo and Mr.El-Batrawi alleging breach of contract and fraud in connection with the plaintiff’s purchase of 20,000 shares of Common Stock in February 2018 that the plaintiff claims he did not receive for over three years. By the time the plaintiff was able to acquire the 20,000 shares, the value of the stock had dropped to $1.90 per share. By virtue of the allegedly late delivery of shares, the plaintiff alleges damages of approximately $94,420. Other allegations of wrongdoing on Mr. El-Batrawi’s behalf are included in the complaint but add nothing of a material nature to the legal dispute. Both Mr.El-Batrawi and EVmo presently intend to file demurrers to the Complaint and, if necessary, vigorously defend the lawsuit on the merits.

Note 12 – Settlements

Ivan Rung v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV27876 and Michael Vanbecelaere v. YayYo, Inc., Ramy El-Batrawi, et al., 20STCV28066 (Vanbecelaere)(hereafter the “State Cases”)

On July 22 and July 23, 2020, respectively, two actions were filed in the Los Angeles Superior Court. The allegations in the complaints underlying the State Cases are virtually identical to those included in the consolidated federal securities cases discussed below (In re YayYo Securities Litigation). The State Cases litigation was stayed pending the outcome of the federal securities cases, as to which, as noted below, the parties announced a settlement in principle last year. Please see the disclosure concerning In re YayYo Securities Litigation immediately below for further information regarding the final disposition of the State Cases litigation.

Jason Hamlin v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8235 (SVW) and William Koch v. YayYo, Inc., Ramy El-Batrawi, et al., 20-cv-8591 (SVW)(now consolidated as “In re YayYo Securities Litigation”)

These two actions were filed on September 9, 2020 and September 18, 2020, respectively, in the United States District Court for the Central District of California. Plaintiffs Jason Hamlin and William Koch each claim to have purchased the Common Stock as part of the IPO and, like the plaintiffs in the State Cases, purport to bring a securities class action pursuant to Sections 11 and 15 of the Securities Act, as well as and Section 17(a) and 10(b)(5) of the Securities Exchange Act of 1934, as amended, on behalf of all purchasers of the Common Stock in the IPO. The first amended complaint, like the State Cases, alleges false statements and material omissions of material fact in connection with the SEC filings distributed in connection with the IPO. The defendants include directors of the Company and the underwriters of the IPO, WestPark Capital, Inc. and Aegis Capital Corp. The federal court consolidated the two matters for all practical purposes. As with the State Cases, the Company denied liability and asserted that it accurately and completely disclosed all material facts and circumstances in its SEC filings, and that the complaint’s alleged violations of securities laws are baseless. The parties to the federal court litigation announced on October 21, 2021 that they had reached a settlement, which received preliminary approval by the district court on January 13, 2022, allowing the notice of the proposed settlement to be distributed to all class members, who unless they object or drop out, will be bound by the multi-million dollar settlement. The Company’s portion of the settlement was $1 million paid out in equal installments every three months over the course of 2022. These payments have been and will continue to be timely made. Executive Chairman Terren Peizer provided his personal guarantee for the whole amount due to the plaintiffs.

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

Note 13 – Subsequent Events

 There have been no material subsequent events since March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities & Exchange Commission (the “SEC”).

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

We became a reporting company when, on March 17, 2017, an offering circular on Form 1-A relating to a best-efforts offering of our common stock, par value $0.000001 per share (the “Common Stock”) pursuant to “Regulation A+” of the Securities Act of 1933, as amended (the “Securities Act”), was qualified by the SEC. Then, on November 15, 2019, we completed an initial public offering of 2,625,000 shares of Common Stock, at $4.00 per share, for gross proceeds, before underwriting discounts and commissions and expenses, of $10.5 million and our Common Stock was listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “YAYO.”

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Distinct Cars, LLC (“Distinct Cars”) and RideShare Car Rentals, LLC (“Rideshare”), both of which are limited liability companies organized in the State of Delaware. All significant intercompany transactions and balances have been eliminated.

Consolidated Results of Operations—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

Total Revenues.

Revenue for the three months ended March 31, 2023 was $3,844,136, an increase of $1,384,427 or 56.28% compared to revenue for the three months ended March 31, 2022 of $2,459,709. The increase is principally due to an increase in our rental fleet and increase in our daily rental rate.

Cost of Revenues.

The principal components of costs of revenue are depreciation of the vehicles, vehicle insurance and maintenance.

Cost of revenues for the three months ended March 31, 2023 were $3,288,738, an increase of $1,316,675 or 66.77% compared to cost of revenues for the three months ended March 31, 2022 of $1,972,063. Depreciation expenses on the vehicles is included in cost of revenues. The increase is due to higher depreciation expenses due to an increase in fleet size and higher repairs and maintenance, including body shop expenses to redeploy vehicles. For the three months ended March 31, 2023 and 2022 our cost of revenue including vehicle depreciation was 14.45% and 19.83% of our revenue, respectively. The increase in the cost of revenue is mainly attributed to an increase in body shop-related expenses, depreciation expense, auto maintenance expenses and registration expenses due to the increase in fleet size in 2022.

If we exclude vehicle depreciation, gross profit for the three months ended March 31, 2023 was $1,619,729, an increase of $612,550 or 42.17% compared to gross profit for the three months ended March 31, 2022 of $1,007,179. Excluding vehicle depreciation, gross margin the three months ended March 31, 2023 was 42.14%, as compared to gross margin for the three months ended March 31, 2022 of 40.95%.

Selling and Marketing Expenses.

Selling and marketing expenses for the three months ended March 31, 2023 were $94,123, representing an increase of $29,787 or 46.30% over the three months ended March 31, 2022, of $64,336. The increase is due to a focused advertising campaign and high demand for vehicles added in 2022 to our fleet.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2023, were $3,231,409, representing an increase of $1,769,084 or 121% over the three months ended March 31, 2022 of $1,462,325. The increase is due primarily to the final accrued settlement expense of the Bellridge Capital warrant dispute and legal fees associated with the settlement.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2023 were $3,370,034, representing an increase of $1,824,373 or 118% compared to the three months ended March 31, 2022 of $1,545,661. The increase is due primarily to the final accrued settlement expense of the Bellridge Capital warrant dispute and legal fees associated with the settlement.

Interest expense and financing cost

Interest and financing expenses for the three months ended March 31, 2023 were $998,773 compared to $452,037 for the three months ended Mach 31, 2022. The interest expense was for Energy Impact Partners note interest expense and vehicle lease financing interest expense. The increase from March 31, 2022 was due to the increase in leased vehicles on financing terms in fiscal year 2022.

Other Income

Other income for the three months ended March 31, 2023 was $673,697. This other income resulted from the completion of the Employer Retention Tax Credit, (ERTC) for employee retention in 2021 and 2022. The total tax refund from ERTC is $783,369 less the fee of $109,672 for professional services rendered from the firm hired to compile the documentation and complete the process and submit the amended 941 returns.

Net Loss

The net loss for the three months ended March 31, 2023 was $3,139,712, representing a decrease of $1,629,660 or 108% compared to net loss from the three months ended March 31, 2022 of $1,510,052. The decrease is due to the final accrued settlement expense of the Bellridge Capital warrant dispute and legal fees associated with the settlement.

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

In April 2021, as part of a securities purchase agreement (the “Securities Purchase Agreement”), we issued and sold to an investor a 12.5% original issue discount convertible promissory note and a Common Stock purchase warrant. The note had an original principal amount of $2,250,000, with an original issue discount of $250,000. It bore interest at a fixed rate of ten percent (10%), was convertible into shares of Common Stock at a price of $3.00 per share (subject to adjustment), and was to mature on January 12, 2022. The warrant granted the investor the right to purchase 187,500 shares of Common Stock at an exercise price of $3.00, subject to adjustment; it is exercisable at any time within five (5) years of the date of issuance and additional warrants, each for 93,750 shares of Common Stock with an exercise price of $3.00 per share, were to be issued by the Company to the investor each month that the note remains outstanding.

In July 2021, we entered into a term loan, guarantee and security agreement (the “Term Loan”) with EICF Agent LLC, as agent for the lenders, and Energy Impact Credit Fund I, LP, as lender, providing for a secured term loan facility in an aggregate principal amount of up to $15.0 million, consisting of a $7.5 million closing date term loan facility and up to $7.5 million of borrowings under a delayed draw term loan facility. The initial loan was fully drawn on the closing date. The term loan agreement will mature on July 9, 2026.

In connection with the Term Loan, we entered into an exchange agreement (the “Exchange Agreement”) with the same investor (the “Investor”) with whom we entered into the Securities Purchase Agreement. As part of the Exchange Agreement, the Investor agreed to exchange the note we issued to it in April 2021 for 230,375 shares of Series B preferred stock, and a warrant. This warrant granted the Investor the right to purchase 93,750 shares of Common Stock at an exercise price of $3.00, subject to adjustment. This warrant is exercisable in full at any time within five (5) years of the date of issuance. Additional warrants on substantially identical terms were issued by the Company to the Investor monthly until such time as the preferred stock was redeemed or converted in full, after which a final warrant was issued. All of the shares of Series B preferred stock were converted by their holder into shares of Common Stock, or redeemed by us, in the first quarter of 2022.

In January 2022, we completed a follow-on offering of 27,400,000 shares of Common Stock at a price of $0.50 per share, for total gross proceeds of $13,700,000.

Current Assets, Liabilities and Working Capital.

At March 31, 2023, the Company’s current assets totaled $2,136,517, current liabilities totaled $9,909,294, and working capital was a deficit of $7,772,777. At December 31, 2022, the Company’s current assets totaled $2,625,891, current liabilities totaled $7,583,679, and working capital was a deficit of $4,957,788.

Regarding current liabilities, the amounts categorized as accounts payable and accrued expenses totaled $2,627,567 and $2,051,926 as of March 31, 2023 and December 31, 2022, respectively, an increase of $575,641 or 28.1%, due to the final accrued settlement expense of the Bellridge Capital warrant dispute and legal fees associated with the settlement. This excludes the Accrued Bellridge Settlement, current portion of $300,000 and long term portion of $1,295,000.

Since inception, our principal sources of operating funds have been: (i) proceeds from equity financings, including the two (2) public offerings of our Common Stock described above and the private sales of our Common Stock to certain investors in transactions exempt from registration under the Securities Act; (ii) the Term Loan for $7.5 million described above; and (iii) revenues generated from our operations. As of March 31, 2023, the Company had $1,280,180 in cash and cash equivalents. As of the date of this Report, we do not believe that we have sufficient capital to finance our operating expenses for the remainder of this fiscal year and the Company is actively seeking new sources of capital.

Capital Resources

During the three months ended March 31, 2023, the Company had capital expenditures of $260,368 in leased vehicles. At March 31, 2023, approximately 70% of the Company’s vehicles were financed with leases. At March 31, 2023 the Company had $27,795,646 of rental vehicles, net accumulated depreciation in the amount of $7,755,294, totaling $20,040,352 in net rental vehicles. At December 31, 2022 the Company had $27,702,758 of rental vehicles, net accumulated depreciation in the amount of $7,001,331, totaling $20,701,427 in net rental vehicles. The Company’s rental vehicles are depreciated over their estimated useful life of five years. The lease terms for those rental vehicles that are leased are generally for three years and the Company has the right to purchase the leased assets at the end of the lease terms.

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

Statement of Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 totaled $(170,488), which was an increase of $2,795,926 from the net cash provided by operating activities of $(2,966,414) for the same period in 2022. The increase is due to the final accrued settlement expense payable over three years of the Bellridge Capital warrant dispute.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 totaled $(252,274), which was a decrease of $12,288,160 from $12,062,195 for the same period in 2022. The change is principally due to the equity capital raise completed on January 6, 2022.

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

We lease and maintain our principal offices at 2301 N. Sepulveda Blvd. Manhattan Beach, CA 90266 where the majority of our operational staff conducts its activities on a day-to-day basis. The lease expires January 2024 with a monthly lease payment of $16,000. We do not currently own any real estate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”]). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are, without limitation, also intended to ensure that such information is gathered and communicated to management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), or persons performing similar functions, as appropriate, to facilitate timely decisions regarding required disclosure.

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our CEO and CFO have concluded that, at March 31, 2023, such disclosure controls and procedures were not effective. We elaborate on the basis for this conclusion in the discussion contained in our “Management’s Report on Internal Control over Financial Reporting” below.

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

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our CEO and CFO have concluded, based on their evaluation as of the end of the fiscal quarter covered by this Report, that our disclosure controls and procedures were not effective as a result of a control issue described herein; however, it is possible that this evaluation failed to identify other control issues that would have reinforced this conclusion, and for which we have not yet initiated any remedial action.

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

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO (2013 framework). Based on those criteria, management determined that we did not maintain effective internal control over financial reporting at March 31, 2023.

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

To address this material weakness, management has implemented procedures to ensure that the financial statements balances included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. In 2021, the Company improved oversight relating to its accounting and finance functions, but has yet to hire a sufficient number of additional accounting and finance staff to fully address the material weakness identified herein. Therefore, as of the date of this Report, this material weakness still exists and is the basis for our conclusion that our disclosure controls and procedures were, at March 31, 2023, and remain, not effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of the pending legal proceedings that could be material to the Company, please see Note 11- “Contingencies.”

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

EVMO, INC.
(Registrant)

By:	/s/ Stephen Sanchez
Stephen Sanchez, Chief Executive Officer

/s/ Ryan Saathoff
Ryan Saathoff, Chief Financial Officer

Date:	May 22, 2023

